Form 10-Q
period 2021-10-31
8i Acquisition 2 Corp.
filed 2021-12-22
CIK 1847846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40462

8i ACQUISITION 2 CORP.
(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 6 Eu Tong Sen Street

#08-13 Singapore 059817

Tel: +65-6788 0388

Fax: +65 6788 0068

(Address of principal executive offices)

852 9258 9728 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no par value, one Redeemable Warrant to acquire one-half (1/2) of one Ordinary Share, and one Right to acquire one-tenth of an Ordinary Share	LAXXU	NASDAQ Stock Market LLC
Ordinary Shares included as part of the Units	LAX	NASDAQ Stock Market LLC
Redeemable Warrants included as part of the Units	LAXXW	NASDAQ Stock Market LLC
Rights included as part of the Units	LAXXR	NASDAQ Stock Market LLC

As of December 22, 2021, 11,073,500 ordinary shares, no par value, were issued and outstanding.

8i ACQUISITION 2 CORP.

FORM 10-Q FOR QUARTER ENDED October 31, 2021

TABLE OF CONTENTS

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheet as of October 31, 2021 (unaudited) and as of July 31, 2021	1
	Condensed Statements of Operations for the three-months ended October 31, 2021 (unaudited) and for the period from January 21, 2021 (inception) through July 31, 2021	2
	Condensed Statement of Changes in Shareholder’s Deficit for the period from January 21, 2021 (inception) through October 31, 2021 (unaudited)	3
	Condensed Statement of Cash Flows for the three-months ended October 31, 2021 (unaudited) and for the period from January 21, 2021(inception) through July 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	14
Item 4.	Controls and Procedures	14

Part II. Other Information		15

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

Part III. Signatures		17

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements.

8i ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	October 31, 2021 (Unaudited)	July 31, 2021
Assets
Prepaid Expenses	135,549	181,000
Deferred Offering Costs	354,615	247,920
Total Assets	$490,164	$428,920

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$67,113	$3,640
Due to Related Party	43,358	—
Related Party Loans	396,157	396,157
Total current liabilities	506,628	399,797
Total liabilities	506,628	399,797

Commitments and Contingencies
Shareholders’ Deficit:
Ordinary shares, no par value; unlimited shares authorized; 2,156,250 shares issued and outstanding(1)	—	—
Additional paid-in capital	37,500	37,500
Accumulated deficit	(53,964)	(8,377)
Total Shareholders’ deficit	(16,464)	29,123
Total Liabilities and Shareholders’ Deficit	$490,164	$428,920

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended October 31, 2021 (Unaudited)	For the period from January 21, 2021 (Inception) to July 31, 2021
Formation and operating costs	$45,587	$8,377
Net loss	$(45,587)	$(8,377)

Basic and diluted weighted average shares outstanding, basic and diluted(1)	1,875,000	1,875,000
Basic and diluted net loss per ordinary share	$(0.02)	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH OCTOBER 31, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 21, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Initial Shareholder upon formation	1	—	1	—	1
Issuance of ordinary shares to Initial Shareholder	2,156,249	—	37,499	—	37,499
Net loss	—	—	—	(8,377)	(8,377)
Balance as of July 31, 2021	2,156,250	$—	$37,500	$(8,377)	$29,123
Net loss	—	—	—	(45,587)	(45,587)
Balance as of October 31, 2021	2,156,250	$—	$37,500	$(53,964)	$(16,464)

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended October 31, 2021 (Unaudited)	For the period from January 21, 2021 (Inception) to July 31, 2021

Cash flows from operating activities:
Net loss	$(45,587)	$(8,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	136	8,377
Changes in current assets and liabilities:
Prepaid assets	45,451	—
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	$—	$—

Supplemental disclosure of noncash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$37,500
Deferred offering costs paid by related party	$43,222	$206,780
Deferred offering costs included in accrued offering costs and expenses	$63,473	$3,640
Prepaid expense paid by related party	$—	$181,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

8i Acquisition 2 Corp (the “Company”) is a newly incorporated company incorporated on January 21, 2021, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location (excluding China). The Articles of Association prohibit the Company from undertaking the initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

As of October 31, 2021, the Company had not yet commenced any operations. All activity for the period from January 21, 2021 (inception) through October 31, 2021 relates to the Company’s formation and the proposed initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company has selected July 31 as its fiscal year end.

The Company will have 12 months from the closing of the IPO (or up to 18 months, with extension of two times by an additional three months each time) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

As of March 18, 2021, the Company was sponsored by 8i Holdings Limited, a Limited Liability Exempted Company incorporated in the Cayman Islands on November 24, 2017. On April 12, 2021, 8i Holdings Limited transferred their founder shares (as defined below) to 8i Holdings 2 Pte Ltd (the “Sponsor”), a Singapore Limited Liability Company incorporated on April 1, 2021.

The Trust Account

Upon the closing of the IPO and the private placement, $86,250,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee.

The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

Liquidity and Capital Resources

At October 31, 2021, the Company had $0 in cash and working capital deficit of $371,079 (excluding deferred offering costs).

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on November 22, 2021. On November 24, 2021, the Company consummated the IPO of 8,625,000 units (include the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units’), generating gross proceeds of $86,250,000. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth of an ordinary share upon the consummation of an Initial Business Combination.

Simultaneously with the IPO, the Company sold to its Sponsor 292,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,922,500, which is described in Note 4.

Offering costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, $649,588 of other offering costs and an excess of fair value of representative’s purchase option of $483,477. Except for the $100 for the Unit Purchase Option and $25,000 of subscription of ordinary shares (as defined in Note 7), the Company received net proceeds of $87,114,830 from the IPO and the private placement.

On January 21, 2021 and February 5, 2021, the Company issued an aggregate of 1,437,500 ordinary shares to 8i Holding Limited, which have been subsequently sold to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. On June 14, 2021, the Sponsor transferred 15,000 founder shares in the aggregate to the directors for nominal consideration. On October 25, 2021, the Company issued an additional 718,750 ordinary shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the filing of IPO 8-K form. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from January 21, 2021 (inception) to July 31, 2021 as filed with the SEC on November 21, 2021, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of November 24, 2021, as filed with the SEC on November 24, 2021. The interim results for the three months ended October 31, 2021 and for the period from January 21, 2021 (inception) through October 31, 2021 are not necessarily indicative of the results to be expected for the year ending July 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an emerging growth company as defined by Section 2(a) of the JOBS Act and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but no limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosures obligations regarding executive compensation in its periodic reports and proxy statements, and exceptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payment not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of October 31, 2021 and July 31, 2021.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with formation and preparation for the IPO. These costs, together with the any discounts, have been charged to additional paid-in capital upon completion of the IPO.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. Weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that are subject to forfeiture by the Company if the over-allotment option is not exercised by the underwriters (see Note 5). At October 31, 2021 and July 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the loss of the Company. As a result, diluted income per ordinary share is the same as basic loss per ordinary shares for the periods.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 21, 2021, the evaluation was performed for the period ended October 31, 2021 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The provision for income taxes was deemed to be immaterial for the period from January 21, 2021 (inception) through October 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 24, 2021, the Company sold 8,625,000 Units at a price of $10.00 per Unit, generating gross proceeds of $86,250,000 related to its IPO. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth of an ordinary share upon the consummation of an Initial Business Combination. Each two redeemable warrants entitle the holder thereof to purchase one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a Business Combination. No fractional shares issued upon separation of the Units, and only whole Warrants will trade.

Following the closing of the IPO on November 24, 2021, $86,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

American Opportunities Growth Fund (the “Anchor Investor”), has purchased an aggregate of 400,000 units in the IPO, and the Company has agreed to direct the underwriters to sell to the Anchor Investor such number of units, subject to the Company’s satisfying the Nasdaq listing requirement.

The Anchor Investor is required to not redeem any of the public shares it acquires in the IPO. With respect to the ordinary shares underlying the units it may purchase in the IPO, upon the Company’s liquidation, the Anchor Investor will have the same rights to the funds held in the Trust Account as the rights afforded to the public shareholders. In addition, the units (including the underlying securities) the Anchor Investor may purchase in the IPO will not be subject to any agreements restricting their transfer.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,125,000 Public Units to cover over-allotments. On November 24, 2021, the underwriters exercised the over-allotment option in full to purchase 1,125,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $11,250,000 (see Note 6).

Note 4 — Private Placement

Concurrently with the closing of the IPO, Mr. Meng Dong (James) Tan purchased an aggregate of 292,250 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,922,500 in a private placement. The Private Units are identical to the public Units except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On January 21, 2021 and February 5, 2021, 8i Holdings Limited paid an aggregate price of $25,000, or approximately $0.017 per share, to cover certain offering costs in consideration for 1,437,500 ordinary shares (the “Insider Shares” or “Founder Shares”). On April 12, 2021, 8i Holdings Limited transferred an aggregate of 1,437,500 Founder Shares to the Sponsor for $25,000. On June 14, 2021, the Sponsor transferred 15,000 Founder Shares in the aggregate to the Company’s directors for nominal consideration. On October 25, 2021, the Company issued an additional 718,750 ordinary shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO. The Sponsor has agreed to forfeit 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares (excluding shares from units of private placement) after the IPO. On November 24, 2021, the underwriters exercised the over-allotment option in full, so there are no founder shares subject to forfeiture.

All of the Founder Shares issued and outstanding prior to the date of the IPO will be placed in escrow with an escrow agent until the earlier of six months after the date of the consummation of an Initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Initial Business Combination or earlier, if, subsequent to the Initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares for cash, securities or other property. Up to 281,250 of the Founder Shares may also be released from escrow earlier than this date for forfeiture and cancellation if the over-allotment option is not exercised in full within 45-day after the IPO. On November 24, 2021, the underwriters exercised the over-allotment option in full, so there are no founder shares subject to forfeiture.

Due to Related Party

As of October 31, 2021 and July 31, 2021, the total amount contains deferred offering costs and formation and operating costs of $43,358 and $0 paid by Mr. Meng Dong (James) Tan on behalf of the Company.

Related Party Loans

As of October 31, 2021 and July 31, 2021, 8i Enterprises Pte Ltd, a company wholly owned by Mr. Meng Dong (James) Tan, had loaned the Company an aggregate of $396,157 and $396,157 in regard to the costs associated with formation and the IPO. Such loan is non-interest bearing. The Company intends to repay the loans from the proceeds of the IPO. On December 6, 2021, the Company repaid $396,157 of related party loans.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and personnel. This arrangement will terminate upon the completion of a Business Combination or the distribution of the Trust Account to the public shareholders.

Note 6 — Commitments and Contingencies

Underwriters Agreement

The Company granted the underwriters, a 45-day option to purchase up to 1,125,000 units (over and above the 7,500,000 units referred to above) solely to cover over-allotments at $10.00 per unit.

On November 24, 2021, the Company paid cash underwriting commissions of 2.0% of the gross proceeds of the IPO, or $1,725,000.

The underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $3,018,750, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On November 24, 2021, the underwriters exercised the over-allotment option in full to purchase 1,125,000 Public Units at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $11,250,000 (see Note 3), and were, in aggregate, paid a fixed underwriting discount of $225,000.

Unit Purchase Option

Maxim Group LLC

The Company sold to Maxim Group LLC (and/or its designees) an option for $100 to purchase up to a total of 431,250 units exercisable, in whole or in part, at $11.00 per unit, between the first and fifth anniversary dates of the effective date of the registration statement of which the IPO forms a part. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option. The option and the 431,250 units, as well as the 474,375 shares (which includes the 43,125 ordinary shares issuable for the rights included in the units), and the warrants to purchase 215,625 shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 beginning on the date of commencement of sales of the IPO pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities.

Registration Rights

The holders of the Founder Shares issued and outstanding at the closing of the IPO, as well as the holders of the private units (and underlying securities) and any securities issued to the initial shareholders, officers, directors or their affiliates in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 – Shareholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares of no par value. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share.

As of July 31, 2021, the Company has issued an aggregate of 1,437,500 ordinary shares for $25,000, of which 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in the IPO. On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding. The Sponsor has agreed to forfeit 281,250 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. All shares and associated amounts have been retroactively restated to reflect the share capitalization. On November 24, 2021, the underwriters exercised the over-allotment option in full, so there is no shares subject to forfeiture any more.

Warrants

Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial business combination, and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $16.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If a registration statement is not effective within 60 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.50 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the Warrants will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to December 22, 2021, the date the financial statements was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the events disclosed below:

On November 24, 2021, the Company consummated the IPO of 8,625,000 units (including the issuance of 1,125,000 Units as a result of the underwriters’ fully exercise of the over-allotment) at $10.00 per unit, generating gross proceeds of $86,250,000. Simultaneously with the consummation of the IPO, the Company sold to its Sponsor 292,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,922,500. Transaction costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, $649,588 of other offering costs and an excess of fair value of representative’s purchase option of $483,477. Except for the $100 for the Unit Purchase Option and $25,000 of subscription of ordinary shares, the Company received net proceeds of $87,114,830 from the IPO and the private placement.

On December 6, 2021, the Company repaid $63,834 of due to related party and $396,157 of related party loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to 8i Acquisition 2 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on January 21, 2021 as a British Virgin Islands corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is 8i Holdings 2 Pte Ltd., a Singapore Limited Liability Company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 22, 2021. On November 24, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 8,625,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at a purchase price of $10.00 per Unit. Transaction costs amounted to $5,384,698 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees and $640,948 of other offering costs, and was all charged to shareholders’ equity.

Upon the closing of the IPO and the private placement, $86,250,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee.

The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a business combination or the Company’s liquidation.

We will have 12 months from the closing of the IPO (or up to 18 months, with extension of two times by an additional three months each time) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

Liquidity and Capital Resources

At October 31, 2021, we had $0 in cash and working capital deficit of $371,079 (excluding deferred offering costs).

The registration statement for our IPO was declared effective on November 22, 2021. On November 24, 2021, we consummated the IPO of 8,625,000 units (include the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units’), generating gross proceeds of $86,250,000. Each Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth of an ordinary share upon the consummation of an Initial business combination.

Simultaneously with the IPO, we sold to our sponsor 292,250 units at $10.00 per unit in a private placement generating total gross proceeds of $2,922,500.

Offering costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, $649,588 of other offering costs and an excess of fair value of representative’s purchase option of $483,477. Except for the $100 for the Unit Purchase Option and $25,000 of subscription of ordinary shares, we received net proceeds of $87,114,830 from the IPO and the private placement.

On January 21, 2021 and February 5, 2021, we issued an aggregate of 1,437,500 ordinary shares to 8i Holding Limited, which have been subsequently sold to our sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. On June 14, 2021, our sponsor transferred 15,000 founder shares in the aggregate to the directors for nominal consideration. On October 25, 2021, we issued an additional 718,750 ordinary shares which were purchased by our sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from the filing of IPO 8-K form. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of October 31, 2021, we had not commenced any operations. All activity for the period from January 21, 2021 (inception) through October 31, 2021 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended October 31, 2021, we had a net loss of $45,587 consisting of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with formation and preparation for the IPO. These costs, together with the any discounts, will be charged to additional paid-in capital upon completion of the IPO.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). as of the end of the fiscal quarter ended October 31, 2021., Based on this evaluation, our Chief Executive Officer and Chief financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2021, the Company consummated its initial public offering (“IPO”) of 8,620,000 units (the “Units”) (including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of the over-allotment option). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 292,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,922,500. A total of $86,250,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on November 24,2021 were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the IPO except with respect to certain registration rights and transfer restrictions. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 23, 2022 (or May 23, 2023, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 23, 2022 (or May 23, 2023, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

We paid a total of $1,725,000, in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of initial business combination) and $649,588 for other costs and expenses related to our formation and the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8i ACQUISITION 2 CORP.

By:	/s/ Meng Dong (James) Tan
Meng Dong (James) Tan
Chief Executive Officer

Date: December 22, 2021

