Form 10-Q
period 2022-01-31
8i Acquisition 2 Corp.
filed 2022-03-08
CIK 1847846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2022

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

As of March 7, 2022, 11,073,500 ordinary shares, no par value, were issued and outstanding.

8i ACQUISITION 2 CORP.

FORM 10-Q FOR QUARTER ENDED January 31, 2022

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements.

8i ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	January 31, 2022 (Unaudited)	July 31, 2021
Assets
Cash	$587,430	$-
Prepaid Expenses	140,498	181,000
Deferred Offering Costs	-	247,920
Investments held in Trust Account	86,250,746	-
Total current assets	86,978,674	428,920
Total Assets	$86,978,674	$428,920

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$99,016	$3,640
Due to Related Party	23,000	-
Promissory Note - Related Party	300,000	-
Related Party Loans	-	396,157
Deferred underwriting commissions	3,018,750	-
Total current liabilities	3,440,766	399,797

Commitments and Contingencies
Ordinary shares subject to possible redemption, 8,225,000 shares at redemption value of $10.00, and 400,000 shares at $8.24 initial carrying value	85,546,931	-

Shareholders’ Equity (Deficit):
Ordinary shares, no par value; unlimited shares authorized; 2,448,500 and 2,156,250 shares issued and outstanding at January 31, 2022 and July 31, 2021, respectively(1)	-	-
Additional paid-in capital	-	37,500
Accumulated equity (deficit)	(2,009,023)	(8,377)
Total Shareholders’ equity (deficit)	(2,009,023)	29,123
Total Liabilities and Shareholders’ Equity (Deficit)	$86,978,674	$428,920

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended January 31, 2022	For the six months ended January 31, 2022	For the period from January 21, 2021 (inception) through January 31, 2021
Formation and operating costs	$225,636	$271,223	$1,189
Loss from operations	(225,636)	(271,223)	(1,189)

Other income
Dividends on marketable securities held in trust	746	746	-
Total other income	746	746	-
Net loss	$(224,890)	$(270,477)	$(1,189)

Basic and diluted weighted average redeemable ordinary shares outstanding, basic and diluted (1)	6,375,000	3,187,500	-
Basic and diluted net income per redeemable ordinary share	$0.59	$1.84	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,372,261	2,264,255	1,875,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.68)	$(2.70)	$(0.00)

(1)	This number includes an aggregate of up to 281,250 shares exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allot ment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity(Deficit)
Balance as of July 31, 2021	2,156,250	$-	$37,500	$(8,377)	$29,123

Net loss	-	-	-	(45,587)	(45,587)
Balance as of October 31, 2021 (unaudited)	2,156,250	-	37,500	(53,964)	(16,464)
Sale of 8,625,000 Units through public offering	8,625,000	-	86,250,000	-	86,250,000
Sale of 292,250 Private Units	292,250	-	2,922,500	-	2,922,500
Sale of representative’s purchase option	-	-	100	-	100
Underwriters’ commission	-	-	(1,725,000)	-	(1,725,000)
Deferred underwriter commission	-	-	(3,018,750)	-	(3,018,750)
Other offering expenses	-	-	(649,588)	-	(649,588)
Net loss	-	-	-	(224,890)	(224,890)
Ordinary shares subject to redemption	(8,625,000)	-	(71,074,007)	-	(71,074,007)
Subsequent measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	-	-	(12,742,755)	(1,730,169)	(14,472,924)
Balance as of January 31, 2022 (unaudited)	2,448,500	$-	$-	$(2,009,023)	$(2,009,023)

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 21, 2021(INCEPTION) THROUGH JANUARY 31, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 21, 2021 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(1,189)	(1,189)
Balance as of January 31, 2021	-	$-	$-	$(1,189)	$(1,189)

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six months ended January 31, 2022	For the period from January 21, 2021 (Inception) to January 31, 2021

Cash flows from operating activities:
Net loss	$(270,477)	$(1,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	-	1,189
Dividends earned on cash and marketable securities held in Trust Account	(746)	-
Changes in current assets and liabilities:
Prepaid assets	40,502	-
Due to related party	23,000	-
Accrued expenses	95,376	-
Net cash used in operating activities	(112,345)	-

Cash flows from investing activities:
Principal deposited in Trust Account	(86,250,000)	-
Net cash used in investing activities	(86,250,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering	86,250,000	-
Proceeds from private placement	2,922,500	-
Proceeds from representative’s purchase option	100	-
Proceeds from promissory note – related party	300,000	-
Payment of underwriting commission	(1,725,000)
Payment to related party	(396,157)	-
Payment of deferred offering costs	(401,668)	-
Net cash provided by investing activities	86,949,775	-

Net change in cash	587,430	-
Cash, beginning of the period	-	-
Cash, end of the period	$587,430	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by related party	$-	$55,000
Initial value of common stock subject to possible redemption	$85,546,186	$-
Deferred underwriting commission	$3,018,750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

8i Acquisition 2 Corp (the “Company”) is a newly incorporated company incorporated on January 21, 2021, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location (excluding China). The Articles of Association prohibit the Company from undertaking the initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

As of January 31, 2022, the Company had not yet commenced any operations. All activity for the period from January 21, 2021 (inception) through January 31, 2022 relates to the Company’s formation and the proposed initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

At January 31, 2022 and July 31, 2021, the Company had $587,430 and nil in cash and working capital/(deficit) of $305,912 and $(218,797) (excluding deferred offering costs), respectively.

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

Simultaneously with the IPO, the Company sold to Mr. Meng Dong (James) Tan 292,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,922,500, which is described in Note 4.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 24, 2022 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 24, 2022.

Note 2 - Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from January 21, 2021 (inception) to July 31, 2021 as filed with the SEC on November 21, 2021, the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of November 24, 2021, as filed with the SEC on November 24, 2021, and the Company’s report on Form 10-Q, which contains the Company’s unaudited financial statements and notes thereto as of October 31, 2021, as filed with the SEC on December 22, 2021. The interim results for the three and six months ended January 31, 2022 and for the period from January 21, 2021 (inception) through January 31, 2021 are not necessarily indicative of the results to be expected for the year ending July 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of January 31, 2022 and July 31, 2021.

Investments Held in Trust Account

As of January 31, 2022, the assets held in the Trust Account was held in trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At January 31, 2022, the Company had $86,250,746 held in the Trust Account, including $746 dividends earned on cash and marketable securities held in Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of January 31, 2022 and July 31, 2021, the Company had not experienced losses on this account.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of January 31, 2022, offering costs totaled $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, $649,588 of other expenses, and an excess of fair value of representative’s purchase option of $483,477. The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of public shares, public warrants and public rights at the date of issuance. Offering costs associated with the ordinary shares are allocated between permanent equity and temporary equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 73% for the redeemable ordinary shares and 27% for the non-redeemable shares for the three months ended January 31, 2022 and 59% for the redeemable ordinary shares and 41% for the non-redeemable shares for the six months ended January 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended January 31, 2022	For the six months ended January 31, 2022
Net loss	$(224,890)	$(270,477)
Accretion of temporary equity to redemption value	(14,472,924)	(14,472,924)
Net loss including accretion of temporary equity to redemption value	$(14,697,814)	$(14,743,401)

	Three Months Ended Jan 31, 2022		Six Months Ended Jan 31, 2022		Period from January 21, 2021 (inception) through January 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Non- redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(10,711,217)	$(3,985,851)	$(8,619,648)	$(6,123,007)	$(1,189)
Accretion of temporary equity to redemption value	14,472,178	-	14,472,178	-	-
Allocation of net income (loss)	$3,760,961	$(3,985,851)	$5,852,530	$(6,123,007)	$(1,189)

Denominator:
Weighted average shares outstanding	6,375,000	2,372,261	3,187,500	2,264,255	1,875,000
Basic and diluted net income (loss) per ordinary share	$0.59	$(1.68)	$1.84	$(2.70)	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 21, 2021, the evaluation was performed for the period ended January 31, 2022 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company determined not to early adopt.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3 - Initial Public Offering

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

Conditionally anchor shares are classified as temporary equity. Accordingly, anchor shares are presented at initial carrying value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,125,000 Public Units to cover over-allotments. On November 24, 2021, the underwriters exercised the over-allotment option in full to purchase 1,125,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $11,250,000 (see Note 6).

As of January 31, 2022, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$86,250,000
Less:
Proceeds allocated to pubic warrants and public rights	(9,979,125)
Redeemable ordinary shares issuance costs	(5,196,868)

Plus:
Accretion of carrying value to redemption value (Deemed dividend)	14,472,924
Ordinary shares subject to possible redemption	$85,546,931

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Promissory Note - Related Party

On January 12, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination. As of January 31, 2022, the total amount borrowed under the promissory note was $300,000.

Mr. Meng Dong (James) Tan has the right, but not the obligation, to convert this Note, in whole or in part, into private units (the “Units”) of the Company containing the same securities as issued in the Company’s IPO and by providing the Company with written notice of its intention to convert this Note at least one business day prior to the closing of a Business Combination. The number of Units to be received by the Payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Mr. Meng Dong (James) Tan, by (y) $10.00.

Due to Related Party

As of January 31, 2022 and July 31, 2021, the total amount contains administrative service fee of $23,000 and $0 accrued by the Company’s Sponsor, respectively.

Related Party Loans

As of January 31, 2022 and July 31, 2021, 8i Enterprises Pte Ltd, a company wholly owned by Mr. Meng Dong (James) Tan, had loaned the Company an aggregate of $0 and $396,157 in regard to the costs associated with formation and the IPO, respectively. Such loan is non-interest bearing. On December 6, 2021, the Company repaid $396,157 of related party loans.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and personnel. This arrangement will terminate upon the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the period from November 24, 2021 through January 31, 2022, the Company has accrued $23,000 of administrative service fee, which is included in formation and operating costs on the statement of operations.

Note 6 - Commitments and Contingencies

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

Note 7 - Shareholder’s Equity

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

Note 8—Recurring Fair Value Measurements

As of January 31, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $86,250,746 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
	Value	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$86,250,746	$86,250,746	$-	$-
	$86,250,746	$86,250,746	$-	$-

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 7, 2022, the date the financial statements was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our sponsor is 8i Holdings 2 Pte Ltd., a Singapore Limited Liability Company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 22, 2021. On November 24, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 8,625,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at a purchase price of $10.00 per Unit. Transaction costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, $483,477 excess of fair value of representative’s purchase option and $649,588 of other offering costs, and was all charged to shareholders’ equity.

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

Liquidity and Capital Resources

At January 31, 2022 and July 31, 2021, we had $587,430 and $0 in cash and working capital/ (deficit) of $305,912 and $218,797 (excluding deferred offering costs), respectively.

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

Simultaneously with the IPO, we sold to Mr. Meng Dong (James) Tan 292,250 units at $10.00 per unit in a private placement generating total gross proceeds of $2,922,500.

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

On January 12, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination. As of January 31, 2022, the total amount borrowed under the promissory note was $300,000.

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

Results of Operations

As of January 31, 2022 and July 31, 2021, we had not commenced any operations. All activity for the period from January 21, 2021 (inception) through January 31, 2022 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended January 31, 2022, we had net loss of $270,477, which consisted of $746 of interest earned on marketable securities held in the Trust Account, offset by operating costs of $271,223.

For the three months ended January 31, 2022, we had net loss of $224,890, which consisted of $746 of interest earned on marketable securities held in the Trust Account, offset by formation and operating costs of $225,636.

For the period from January 21, 2021 (inception) through January 31, 2021, we had a net loss of $1,189 consisting of formation and operating costs.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 73% for the redeemable ordinary shares and 27% for the non-redeemable shares for the three months ended January 31, 2022 and 59% for the redeemable ordinary shares and 41% for the non-redeemable shares for the six months ended January 31, 2022, reflective of the respective participation rights.

Deferred Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A -“Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with formation and preparation for the IPO. Offering costs are allocated to the Public Warrants, Public Rights and Public Shares issued in the IPO based on its fair value at inception compared to the total IPO proceeds received. Offering costs associated with the ordinary shares are allocated between permanent equity and temporary equity.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has determined not to early adopt.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2022 and July 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). as of the end of the fiscal quarter ended January 31, 2022, Based on this evaluation, our Chief Executive Officer and Chief financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2021, the Company consummated its initial public offering (“IPO”) of 8,625,000 units (the “Units”) (including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of the over-allotment option). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 292,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,922,500. A total of $86,250,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on November 24,2021 were placed in a trust account established for the benefit of the Company’s public stockholders.

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

Date: March 7, 2022

