Form 10-Q
period 2022-04-30
8i Acquisition 2 Corp.
filed 2022-05-25
CIK 1847846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 25, 2022 11,073,500 ordinary shares, no par value, were issued and outstanding.

8i ACQUISITION 2 CORP.

FORM 10-Q FOR QUARTER ENDED April 30, 2022

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	April 30, 2022	July 31, 2021
	(Unaudited)
Assets
Cash	$546,887	$-
Prepaid expenses	137,890	181,000
Deferred offering costs	-	247,920
Investments held in Trust Account	86,259,395	-
Total current assets	86,944,172	428,920
Total assets	$86,944,172	$428,920

Liabilities and shareholders’ equity (deficit)
Accrued offering costs and expenses	$5,560	$3,640
Due to related parties	54,943	-
Promissory note - related party	800,000	-
Related party loans	-	396,157
Deferred underwriting commissions	3,018,750	-
Total current liabilities	3,879,253	399,797

Commitments and contingencies
Ordinary shares subject to possible redemption, 8,225,000 shares at redemption value of $10.00, and 400,000 shares at $8.24 initial carrying value	85,555,580	-

Shareholders’ equity (deficit):
Ordinary shares, no par value; unlimited shares authorized; 2,448,500 and 2,156,250 shares issued and outstanding at April 30, 2022 and July 31, 2021, respectively(1)	-	-
Additional paid-in capital	-	37,500
Accumulated deficit	(2,490,661)	(8,377)
Total shareholders’ equity (deficit)	(2,490,661)	29,123
Total liabilities and shareholders’ equity (deficit)	$86,944,172	$428,920

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended April 30, 2022	For the three months ended April 30, 2021	For the nine months ended April 30, 2022	For the period from January 21, 2021 (inception) through April 30, 2021
Formation and operating costs	$481,638	$6,660	$752,861	$7,849
Loss from operations	(481,638)	(6,660)	(752,861)	(7,849)

Other income
Dividends on marketable securities held in trust	8,649	-	9,395	-
Total other income	8,649	-	9,395	-
Net loss	$(472,989)	$(6,660)	$(743,466)	$(7,849)

Basic and diluted weighted average redeemable ordinary shares outstanding, basic and diluted	8,625,000	-	4,960,165	-
Basic and diluted net (loss) income per redeemable ordinary share	$(0.04)	$-	$0.83	$-
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares (1)	2,448,500	1,875,000	2,324,321	1,875,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.04)	$(0.00)	$(2.09)	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 shares exercised in full or in part by the underwriters (see Note 5) for the three months ended April 30, 2021 and for the period from January 21, 2021 (inception) through April 30, 2021. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED APRIL 30, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity(Deficit)
Balance as of July 31, 2021	2,156,250	$-	$37,500	$(8,377)	$29,123

Net loss	-	-	-	(45,587)	(45,587)
Balance as of October 31, 2021 (unaudited)	2,156,250	-	37,500	(53,964)	(16,464)
Sale of 8,625,000 Units through public offering	8,625,000	-	86,250,000	-	86,250,000
Sale of 292,250 Private Units	292,250	-	2,922,500	-	2,922,500
Sale of representative’s purchase option	-	-	100	-	100
Underwriters’ commission	-	-	(1,725,000)	-	(1,725,000)
Deferred underwriter commission	-	-	(3,018,750)	-	(3,018,750)
Other offering expenses	-	-	(649,588)	-	(649,588)
Net loss	-	-	-	(224,890)	(224,890)
Ordinary shares subject to redemption	(8,625,000)	-	(71,074,007)	-	(71,074,007)
Subsequent measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	-	-	(12,742,755)	(1,730,169)	(14,472,924)
Balance as of January 31, 2022 (unaudited)	2,448,500	-	-	(2,009,023)	(2,009,023)
Net loss	-	-	-	(472,989)	(472,989)
Subsequent measurement of ordinary shares subject to redemption under ASC 480-10-S99	-	-	-	(8,649)	(8,649)
Balance as of April 30, 2022 (unaudited)	2,448,500	$-	$-	$(2,490,661)	$(2,490,661)

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH APRIL 30, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Equity(Deficit)
Balance as of January 21, 2021 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(1,189)	(1,189)

Balance as of January 31, 2021	-	-	-	(1,189)	(1,189)
Issuance of ordinary shares to Initial Shareholder upon formation	1	-	1	-	1
Issuance of ordinary shares to Initial Shareholder	2,156,249	-	24,999	-	24,999
Net loss	-	-	-	(6,660)	(6,660)
Balance as of April 30, 2021 (unaudited)	2,156,250	$-	$25,000	$(7,849)	$17,151

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

(2)	On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor, resulting in an aggregate of 2,156,250 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended April 30, 2022	For the period from January 21, 2021 (inception) to April 30, 2021

Cash flows from operating activities:
Net loss	$(743,466)	$(7,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	-	7,849
Dividends earned on cash and marketable securities held in Trust Account	(9,395)	-
Changes in current assets and liabilities:
Prepaid assets	43,110	-
Accrued expenses	1,920	-
Due to related parties	54,943	-
Net cash used in operating activities	(652,888)	-

Cash flows from investing activities:
Principal deposited in Trust Account	(86,250,000)	-
Net cash used in investing activities	(86,250,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering	86,250,000	-
Proceeds from private placement	2,922,500	-
Proceeds from representative’s purchase option	100	-
Proceeds from promissory note – related party	800,000	-
Payment of underwriting commission	(1,725,000)
Payment to related party	(396,157)	-
Payment of deferred offering costs	(401,668)	-
Net cash provided by investing activities	87,449,775	-

Net change in cash	546,887	-
Cash, beginning of the period	-	-
Cash, end of the period	$546,887	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Deferred offering costs paid by related party	$-	$131,070
Deferred offering costs included in accrued offering costs and expenses	$-	$27,704
Initial value of ordinary shares subject to possible redemption	$85,546,185	$-
Subsequent measurement of ordinary shares subject to possible redemption	$9,395	$-
Deferred underwriting commission	$3,018,750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

8i Acquisition 2 Corp (the “Company”) is a company incorporated on January 21, 2021, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location (excluding China). The Articles of Association prohibit the Company from undertaking the initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

As of April 30, 2022, the Company had not yet commenced any operations. All activity for the period from January 21, 2021 (inception) through April 30, 2022 relates to the Company’s formation and the proposed initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Business Combination

On April 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with Euda Health Limited, a British Virgin Islands business company (“EUDA Health”), Watermark Developments Limited, a British Virgin Islands business company (the “Seller”) and Kwong Yeow Liew, acting as Representative of the Indemnified Parties (the “Indemnified Party Representative”). Pursuant to the terms of the SPA, a business combination between the Company and EUDA Health will be effected through the purchase by the Company of all of the issued and outstanding shares of EUDA Health from the Seller (the “Share Purchase”).

The Company’s board of directors have (i) approved and declared advisable the SPA, the Share Purchase and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the SPA and related transactions by the shareholders of the Company.

Mr. Meng Dong (James) Tan, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, owns 10% of the equity interests of the Seller. The Company anticipates that it will receive a fairness opinion from EverEdge Global to the effect that the purchase price to be paid by the Company for the shares of EUDA Health pursuant to the SPA is fair to the Company from a financial point of view (the “Fairness Opinion”).

In connection with the closing of the transactions under the SPA the current officers and directors of EUDA Health will become the Company’s officers and directors. The Company’s sponsor, 8i Holdings 2 Pte. Ltd. (the “Sponsor”), will have the right to nominate one director to serve as an independent director on the post-closing board of director.

Liquidity and Capital Resources

At April 30, 2022 and July 31, 2021, the Company had $546,887 and nil in cash and working capital/(deficit) of $(175,726) and $(218,797) (excluding deferred offering costs and deferred underwriting commissions), respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from January 21, 2021 (inception) to July 31, 2021 as filed with the SEC on November 21, 2021, the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of November 24, 2021, as filed with the SEC on November 24, 2021, and the Company’s report on Form 10-Q, which contains the Company’s unaudited financial statements and notes thereto as of October 31, 2021 and January 31, 2022 as filed with the SEC on December 22, 2021 and March 8, 2022, respectively. The interim results for the three and nine months ended April 30, 2022, for the three months ended April 30, 2021, and for the period from January 21, 2021 (inception) through April 30, 2021 are not necessarily indicative of the results to be expected for the year ending July 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of April 30, 2022 and July 31, 2021.

Investments Held in Trust Account

As of April 30, 2022, the assets held in the Trust Account was held in trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At April 30, 2022, the Company had $86,259,395 held in the Trust Account, including $9,395 dividends earned on cash and marketable securities held in Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of April 30, 2022 and July 31, 2021, the Company had not experienced losses on this account.

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

Net Loss Per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 78% for the redeemable ordinary shares and 22% for the non-redeemable shares for the three months ended April 30, 2022 and 68% for the redeemable ordinary shares and 32% for the non-redeemable shares for the nine months ended April 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended April 30, 2022	For the nine months ended April 30, 2022
Net loss	$(472,989)	$(743,466)
Accretion of temporary equity to redemption value	(8,649)	(14,481,573)
Net loss including accretion of temporary equity to redemption value	$(481,638)	$(15,225,039)

	For the three months ended April 30, 2022		For the nine months ended April 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(375,141)	$(106,497)	$(10,367,061)	$(4,857,978)
Accretion of temporary equity to redemption value	8,649	-	14,481,573	-
Allocation of net income (loss)	$(366,492)	$(106,497)	$4,114,512	$(4,857,978)

Denominator:
Weighted average shares outstanding	8,625,000	2,448,500	4,960,165	2,324,321
Basic and diluted net income (loss) per ordinary share	$(0.04)	$(0.04)	$0.83	$(2.09)

	Three Months Ended April 30, 2021	Period from January 21, 2021 (inception) through April 30, 2021
Basic and diluted net loss per ordinary share:
Numerator:
Net loss	$(6,660)	$(7,849)

Denominator:
Weighted average shares outstanding	1,875,000	1,875,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 21, 2021, the evaluation was performed for the period from January 21, 2021 (inception) to July 31, 2021 and for the nine months ended April 30, 2022 which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

Management does not believe that this and any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

As of April 30, 2022, the ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$86,250,000
Less:
Proceeds allocated to pubic warrants and public rights	(9,979,125)
Redeemable ordinary shares issuance costs	(5,196,868)

Plus:
Accretion of carrying value to redemption value (Deemed dividend)	14,481,573
Ordinary shares subject to possible redemption	$85,555,580

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

Promissory Note - Related Party

On January 12, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note 1”). The Note 1 was non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination. As of April 30, 2022, the total amount borrowed under the Note 1 was $300,000.

On March 18, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, agreed to loan the Company up to $500,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Note 2”). The Note 2 was non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination. As of April 30, 2022, the total amount borrowed under the Note 2 was $500,000.

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

Due to Related Parties

As of April 30, 2022 and July 31, 2021, the total amount contains administrative service fee of $53,000 and $0 accrued by the Company’s Sponsor, respectively.

For the nine months ended April 30, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, loaned the Company $1,943 to cover certain operating expenses of the Company. As of April 30, 2022, the total amount due to Mr. Tan was $1,943.

Related Party Loans

As of April 30, 2022 and July 31, 2021, 8i Enterprises Pte Ltd, a company wholly owned by Mr. Meng Dong (James) Tan, had loaned the Company an aggregate of $0 and $396,157 in regard to the costs associated with formation and the IPO, respectively. Such loan is non-interest bearing. On December 6, 2021, the Company repaid $396,157 of related party loans.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and personnel. This arrangement will terminate upon the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the period from November 24, 2021 through April 30, 2022, the Company has accrued $53,000 of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

Note 8—Recurring Fair Value Measurements

As of April 30, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $86,259,395 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
	Value	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$86,259,395	$86,259,395	$-	$-
	$86,259,395	$86,259,395	$-	$-

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 25, 2022, the date the financial statements was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated on January 21, 2021 as a British Virgin Islands corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

On April 11, 2022, we entered into a Share Purchase Agreement (the “SPA”) with Euda Health Limited, a British Virgin Islands business company (“EUDA Health”), Watermark Developments Limited, a British Virgin Islands business company (the “Seller”) and Kwong Yeow Liew, acting as Representative of the Indemnified Parties (the “Indemnified Party Representative”). Pursuant to the terms of the SPA, a business combination between us and EUDA Health will be effected through the purchase by us of all of the issued and outstanding shares of EUDA Health from the Seller (the “Share Purchase”).

Our board of directors have (i) approved and declared advisable the SPA, the Share Purchase and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the SPA and related transactions by our shareholders.

Mr. Meng Dong (James) Tan, our Chief Executive Officer and Chairman of our board of directors, owns 10% of the equity interests of the Seller. We anticipate that it will receive a fairness opinion from EverEdge Global to the effect that the purchase price to be paid by us for the shares of EUDA Health pursuant to the SPA is fair to us from a financial point of view (the “Fairness Opinion”).

In connection with the closing of the transactions under the SPA the current officers and directors of EUDA Health will become our officers and directors. Our sponsor, 8i Holdings 2 Pte. Ltd. (the “Sponsor”), will have the right to nominate one director to serve as an independent director on the post-closing board of director.

Liquidity and Capital Resources

At April 30, 2022 and July 31, 2021, we had $546,887 and $0 in cash and working deficit of $175,726 and $218,797 (excluding deferred offering costs and deferred underwriting commissions), respectively.

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

On January 12, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, agreed to loan the Company up to $300,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Note 1”). The Note 1 was non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination. As of April 30, 2022, the total amount borrowed under the Note 1 was $300,000.

On March 18, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, agreed to loan the Company up to another $500,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Note 2”). The Note 2 was non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination. As of April 30, 2022, the total amount borrowed under the Note 2 was $500,000.

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

Results of Operations

As of April 30, 2022 and July 31, 2021, we had not commenced any operations. All activity for the period from January 21, 2021 (inception) through April 30, 2022 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended April 30, 2022, we had net loss of $472,989, which consisted of $8,649 of dividends earned on marketable securities held in the Trust Account, offset by formation and operating costs of $481,638.

For the three months ended April 30, 2021, we had a net loss of $6,660 consisting of formation and operating costs.

For the nine months ended April 30, 2022, we had net loss of $743,466, which consisted of $9,395 of dividends earned on marketable securities held in the Trust Account, offset by operating costs of $752,861.

For the period from January 21, 2021 (inception) through April 30, 2021, we had a net loss of $7,849 consisting of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Ordinary Shares Subject to Possible Redemption

We account for out ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Loss Per Ordinary Shares

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable ordinary shares and the non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 78% for the redeemable ordinary shares and 22% for the non-redeemable shares for the three months ended April 30, 2022 and 68% for the redeemable ordinary shares and 32% for the non-redeemable shares for the nine months ended April 30, 2022, reflective of the respective participation rights.

Deferred Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A -”Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with formation and preparation for the IPO. Offering costs are allocated to the Public Warrants, Public Rights and Public Shares issued in the IPO based on its fair value at inception compared to the total IPO proceeds received. Offering costs associated with the ordinary shares are allocated between permanent equity and temporary equity.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We have determined not to early adopt.

Management does not believe that this and any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2022 and July 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). as of the end of the fiscal quarter ended April 30, 2022, Based on this evaluation, our Chief Executive Officer and Chief financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2021, the Company consummated its initial public offering (“IPO”) of 8,625,000 units (the “Units”) (including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of the over-allotment option). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 292,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,922,500. A total of $86,250,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on November 24, 2021 were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the IPO except with respect to certain registration rights and transfer restrictions. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 23, 2022 (or May 23, 2023, as applicable), unless we provide our public stockholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 23, 2022 (or May 23, 2023, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

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

Date: May 25, 2022

