Form 10-K
period 2022-07-31
8i Acquisition 2 Corp.
filed 2022-08-29
CIK 1847846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-40462

8i ACQUISITION 2 CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

c/o 6 Eu Tong Sen Street
#08-13 Singapore 059817
(Address of principal executive offices and zip code)

Tel: +65-6788 0388
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	LAXXU	Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	LAX	Nasdaq Stock Market LLC
Warrants included as part of the Units	LAXXW	Nasdaq Stock Market LLC
Rights included as part of the Units	LAXXR	Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $84,007,500.

As of August 29, 2022, 11,073,500 ordinary shares, no par value, were issued and outstanding.

8i ACQUISITION 2 CORP.
TABLE OF CONTENTS 1

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1. BUSINESS

Introduction

8i Acquisition 2 Corp. (“8i,” “LAX” “we,” “us,” “the “Company,” or “our”) is a company incorporated in the British Virgin Islands on January 21, 2021 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On November 24, 2021, 8i consummated its initial public offering (the “IPO”) of 7,500,000 units (the “Units”), each Unit consisting of one ordinary share of the Company, no par value per share (the “Ordinary Share”), one warrant (“Warrant”) to purchase one-half of one Ordinary Share and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $75,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments which the underwriters exercised in full and closed simultaneously with the consummation of the IPO. The total aggregate issuance by the Company of 8,625,000 units at a price of $10.00 per Unit resulted in total gross proceeds of $86,250,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Meng Dong (James) Tan, the Company’s Chief Executive Officer, of 292,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,922,500.

The Private Units are identical to the Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

As of November 24, 2021, a total of $86,250,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

The 8i Units, 8i Ordinary Shares, 8i Warrants, and 8i Rights are currently listed on the Nasdaq Global Market, under the symbols “LAXXU,” “LAX,” “LAXXW,” and “LAXXR,” respectively. The 8i Units commenced trading on Nasdaq on November 22, 2021, and the 8i Ordinary Shares, Warrants, and Rights commenced separate trading from the 8i Units on December 14, 2021.

8i’s principal executive offices are located at 6 Eu Tong Sen Street #08-13 Singapore 059817, and its telephone number is +65-6788 0388.

Recent Developments

Entry into Share Purchase Agreement

On April 11, 2022, we entered into a Share Purchase Agreement (the “SPA”) with EUDA Health Limited, a British Virgin Islands business company (“EUDA Health”), Watermark Developments Limited, a British Virgin Islands business company (the “Seller”) and Kwong Yeow Liew, acting as Representative of the Indemnified Parties (the “Indemnified Party Representative”). Pursuant to the terms of the SPA, a business combination between us and EUDA Health (the “Business Combination”) will be effected through the purchase by LAX of all of the issued and outstanding shares of EUDA Health from the Seller (the “Share Purchase”). On May 30, 2022, the parties amended the SPA to extend the time for LAX to complete its financial, operational and legal due diligence review of EUDA Health from May 31, 2022 to June 15, 2022. On June 10, 2022, the parties to the SPA, as amended, entered into a second amendment of the SPA, pursuant to which parties agreed to (i) reduce the initial consideration to be paid at closing of the Share Purchase; and (ii) reduce the earnout payments.

At the time the SPA was signed, Mr. Meng Dong (James) Tan, 8i’s Chief Executive Officer and Chairman of the 8i Board of Directors owned 10% equity interests in the Seller. 8i received a fairness opinion from EverEdge Global to the effect that the purchase price to be paid by 8i for the shares of EUDA Health pursuant to the SPA is fair to 8i shareholders from a financial point of view (the “Fairness Opinion”). Through his two wholly-owned companies, 8i Enterprises Pte Ltd. and 8i Capital Limited, Mr. Tan purchased additional equity interests in the Seller for $400,000 on August 16, 2022. Mr. Tan currently owns 33.3% of the equity interests of the Seller.

In connection with the closing of the transactions under the SPA the current officers and directors of EUDA Health will become the officers and directors of 8i. 8i’s sponsor, 8i Holdings 2 Pte. Ltd. (the “Sponsor”), will have the right to nominate one director to serve as an independent director on the post-closing Board of Directors.

The Company’s Board of Directors have (i) approved and declared advisable the SPA, the Share Purchase and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the SPA and related transactions by the shareholders of the Company.

Consideration under the Share Purchase Agreement

Initial Consideration

Pursuant to the SPA, the initial consideration to be paid at Closing (the “Initial Consideration”) by 8i to Seller for the Share Purchase will be an amount equal to $140,000,000. The Initial Consideration will be payable in 14,000,000 8i Ordinary Shares, no par value (the “Purchaser Shares”) valued at $10 per share. To secure Seller’s obligations under the indemnification provisions of the SPA, 1,400,000 Purchaser Shares (the “Indemnification Escrow Shares”) shall be withheld from the Purchaser Shares payable at Closing, and be delivered to American Stock Transfer & Trust Company, as Escrow Agent, to be held by the Escrow Agent pursuant to an escrow agreement, by and among 8i, Seller, and the Indemnified Party Representative (the “Escrow Agreement”).

Earnout Payments

In addition to the Initial Consideration, the Seller may also receive up to 4,000,000 additional Purchaser Shares as an earnout payments (the “Earnout Shares”) if, within a 3-year period following the Closing, the volume-weighted average price of Purchaser Shares or certain financial metrics equals or exceeds any of the four thresholds (each, a “Triggering Event”) under the terms and conditions set forth in the SPA and related transaction documents:

●	The Seller will be issued 1,000,000 additional Purchaser Shares if during the period beginning on the date of Closing (as defined in the SPA) (the “Closing Date”) and ending on the first anniversary of the Closing Date, the Purchaser Share Price is equal to or greater than Fifteen Dollars ($15.00) after the Closing Date;

●	The Seller will be issued 1,000,000 additional Purchaser Shares if during the period beginning on the first anniversary of the Closing Date and ending on the second anniversary of the Closing Date, the Purchaser Share Price is equal to or greater than Twenty Dollars ($20.00);

●	The Seller will be issued 1,000,000 additional Purchaser Shares if the consolidated audited financial statements of EUDA Health for the fiscal year commencing January 1, 2023 and ending December 31, 2023, reflect that EUDA Health has achieved both of the following financial metrics for such fiscal year: (x) revenues of at least $20,100,000 and (y) net income attributable to EUDA Health of at least $3,600,000.

●	The Seller will be issued 1,000,000 additional Purchaser Shares if the consolidated audited financial statements of EUDA Health for the fiscal year commencing January 1, 2024 and ending December 31, 2024, reflect that EUDA Health has achieved both of the following financial metrics for such fiscal year: (x) revenues of at least $40,100,000 and (y) net income attributable to EUDA Health of at least $10,100,000.

Restrictions on Alternative Transactions

Each of Seller and 8i has agreed that from the date of the SPA until the Closing, it will not, among other things, (i) initiate any negotiations with any person concerning an Acquisition Proposal or Alternative Transaction (as such terms are defined in the SPA), (ii) enter into any agreement, letter of intent, memorandum of understanding or agreement in principle relating to such Acquisition Proposal or Alternative Transaction, (iii) grant any waiver, amendment or release under any confidentiality agreement or anti-takeover laws, or (iv) otherwise knowingly facilitate any such inquiries, proposals, discussions, or negotiations or any effort or attempt by any person to make an Acquisition Proposal or Alternative Transaction.

Other Agreements Relating to the Business Combination

Lock-up Agreement

In connection with the Closing, the Seller has agreed, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares (as defined below), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 18 months after the Closing Date (the “Lock-up Period,” which period may, upon written agreement of 8i and the Seller, be reduced for one or more holders of the Lockup Shares). The term “Lockup Shares” mean the Purchaser Shares and the Earnout Shares, if any, delivered as earnout payment, whether or not earned prior to the end of the Lock-up Period, and including any securities convertible into, or exchangeable for, or representing the rights to receive ordinary shares of 8i after the Closing.

Amended and Restated Registration Rights Agreement

At the Closing, 8i will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of 8i and with the Seller with respect to their shares of 8i acquired before or pursuant to the Share Purchase, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with 8i’s initial public offering and any shares issuable on conversion of working capital loans from Sponsor to 8i (collectively, the “Registrable Securities”). The agreement amends and restates the registration rights agreement 8i entered into on November 22, 2021 in connection with its initial public offering. No later than seven (7) calendar days from the closing, the Company will file with the SEC a registration statement on Form S-3 covering the resale of all or such maximum portion of the Registrable Securities as permitted by the SEC. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Seller Release

The Seller has agreed to release 8i, EUDA Health, and all of their respective past and present officers, directors, managers, stockholders, members, employees, agents, predecessors, subsidiaries, affiliates, estates, successors, assigns, partners and attorneys (each, a “Released Party”) to the maximum extent permitted by law, from any and all claims, obligations, rights, liabilities or commitments of any nature whatsoever against 8i, EUDA Health, or any of the Released Parties, arising at or prior to the Closing, or related to any act, omission or event occurring, or condition existing, at or prior to the Closing. The Seller does not release 8i, EUDA Health, or any of the Released Parties from claims arising after the date of the Seller Release, any of the other ancillary agreements to the SPA, or any organizational or governing documents or, of any indemnification agreements with, 8i or any of its subsidiaries.

The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of 8i and EUDA Health and the satisfaction of certain other customary closing conditions, including regulatory approval.

In connection with the Business Combination, we filed a preliminary proxy statement and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a definitive proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the acquisition. INVESTORS AND SECURITY HOLDERS OF 8i ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE ACQUISITION THAT 8i WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT 8i, EUDA HEALTH AND THE SPA. For more information about the Business Combination, please refer to the preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition, and any other documents filed by us with the SEC, which may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 6 Eu Tong Sen Street, #08-13 The Central, Singapore 059817.

General

Competitive Advantages

Experienced Management Team with Proven Track Record

Together with our management team, we believe we have a broad network of contacts and corporate relationship that makes us efficient at:

●	Sourcing and evaluating businesses, and

●	Bridging cultural differences to negotiate and execute a transaction in a timely and professional manner

By leveraging our management team’s special purpose acquisition company (“SPAC”) experience, performing disciplined due diligence, being cautious downside protection, and providing post-acquisition value-add capabilities, we believe that we will be able to acquire a target business that will achieve significant returns for investors.

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With the funds held in our trust account, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from the IPO, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing.

Acquisition Strategy

Our acquisition strategy will seek to capitalize on M&A and operational expertise and relationship of both our management team and our board of directors, to identify attractive businesses that have capacity to grow rapidly by utilizing a public vehicle. Our selection process will leverage our team’s network of industry, private equity and business community relationships as well as relationship with management teams of public and private companies, investment bankers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to focus on companies where we believe the combination of our relationships, capital and capital markets expertise and operating experience of Mr. Tan, can help accelerate the target business’ growth and performance.

There is no restriction in the geographic location of targets that we can pursue, although we intend to initially prioritize geographic locations in Asia (excluding China), where our management team has extensive experience. Our Articles of Association prohibit us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Investment Criteria

The focus of our management team is to create shareholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

Growth Potential

As a result of the Asia region’s strong growth over the past several decades, the region has become home to a large number of small domestic and regional companies, which are serving the ever-increasing needs of economies locally. While such companies have performed relatively well, the vast majority of these companies suffer from a lack of insightful strategy, insufficient capital, operational inefficiencies and various succession issues (as many companies are first-generation and family-owned). This has also resulted in high degree of market fragmentation, without any established regional market leaders. We will seek target businesses in Asia (excluding China), for which we can provide strategic advice, access to sufficient capital and effective operational expertise, to grow the business.

Our Articles of Association prohibit us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Long-term Revenue Visibility with Defensible Market Position

We intend to seek target companies that are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth.

Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. We expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

Potential Benefit from Globalization Trends and Possession of Competitive Advantages

Target companies exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company specific analysis and due diligence review. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Management Operating and Investing Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under British Virgin Islands’ Companies Law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior January 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

We are currently a “foreign private issuer” as defined in Rule 405, but are voluntarily choosing to register and report using domestic forms. We are required to determine our status as a foreign private issuer for the 2023 fiscal year as of the last day of our second quarter. On such date, if we no longer qualify as a “foreign private issuer” (as set forth in Rule 3b-4 of the Exchange Act), we will then become subject to the U.S. domestic issuer rules as of the first day of our 2023 fiscal year, or August 1st.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. Our Articles of Association prohibit us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts to Maxim Group LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive office at c/o 6 Eu Tong Sen Street#08-13 Singapore 059817. The cost for this space, $10,000 payable per month for office space and related services, is provided to us by 8i Holdings 2 Pte Ltd, our sponsor, which is owned by Meng Dong (James) Tan, the Company’s Chief Executive Officer and Chairman. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on Nasdaq Global Market, LLC, under the symbol “LAXXU” on November 22, 2021. The ordinary shares, warrants and rights comprising the units began separate trading on the Nasdaq Global Market, LLC on December 13, 2021, under the symbols “LAX,” “LAXXW,” and “LAXXR”, respectively.

Holders of Record

As of August 29, 2022, there were 11,073,500 of our ordinary shares issued and outstanding held by six shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination and subject to our satisfaction of the applicable solvency test under the British Virgin Islands Business Companies Act, 2004 (as amended). The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

See below.

Unregistered Sales of Equity Securities and Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to 8i Acquisition 2 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on January 21, 2021 as a British Virgin Islands corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

Recent Developments

On April 11, 2022, we entered into a Share Purchase Agreement (the “SPA”) with EUDA Health Limited, a British Virgin Islands business company (“EUDA Health”), Watermark Developments Limited, a British Virgin Islands business company (the “Seller”) and Kwong Yeow Liew, acting as Representative of the Indemnified Parties (the “Indemnified Party Representative”). Pursuant to the terms of the SPA, a business combination between us and EUDA Health will be effected through the purchase by us of all of the issued and outstanding shares of EUDA Health from the Seller (the “Share Purchase”). On May 30, 2022, the parties amended the SPA to extend the time for LAX to complete its financial, operational and legal due diligence review of EUDA Health from May 31, 2022 to June 15, 2022. On June 10, 2022, the parties to the SPA, as amended, entered into a second amendment of the SPA, pursuant to which parties agreed to (i) reduce the initial consideration to be paid at closing of the Share Purchase; and (ii) reduce the earnout payments.

At the time the SPA was signed, Mr .Tan owned 10% equity interests in the Seller through one of his wholly-owned companies. We received a fairness opinion from EverEdge Global to the effect that the purchase price to be paid by us for the shares of EUDA Health pursuant to the SPA is fair to us from a financial point of view (the “Fairness Opinion”).

Our Board of Directors has (i) approved and declared advisable the SPA, the Share Purchase and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the SPA and related transactions by our shareholders.

On August 16, 2022, through his two wholly-owned companies, 8i Enterprises Ltd. and 8i Capital Limited, Mr. Tan purchased additional equity interests in the Seller for $400,000, resulting in his current 33.3% equity ownership of the Seller. Through his 33.3% ownership stake in the Seller, Mr. Tan will have pecuniary interests in 4,666,666 ordinary shares (not including earnout shares) of the Combined Company (as defined in the SPA), valued at approximately $46.4 million (based on $9.94 per share closing price of 8i Ordinary Shares as of August 16, 2022) upon consummation of the Business Combination pursuant to the SPA.

In connection with the closing of the transactions under the SPA the current officers and directors of EUDA Health will become our officers and directors. Our sponsor, 8i Holdings 2 Pte. Ltd. (the “Sponsor”), will have the right to nominate one director to serve as an independent director on the post-closing board of director.

Results of Operations

As of July 31, 2022 and 2021, we had not commenced any operations. All activity for the period from January 21, 2021 (inception) through July 31, 2022 relates to our organizational activities and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of dividend and interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended July 31, 2022, we had net loss of $1,762,838, which consisted of formation and operating costs of $1,985,750 offset by $222,912 of dividends earned on marketable securities held in the Trust Account.

For the period from January 21, 2021 (inception) through July 31, 2021, we had a net loss of $8,377 consisting of formation and operating costs.

Liquidity and Capital Resources

At July 31, 2022 and 2021, we had $193,546 and $0 in cash and working deficit of $1,408,615 and $218,797 (excluding deferred underwriting commissions and deferred offering costs), respectively.

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

On January 12, 2022, Mr. Meng Dong (James) Tan, our Chief Executive Officer, agreed to loan us up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “January Note”). On March 18, 2022, Mr. Tan entered into a promissory note with us for $500,000 (the “March Note”). On August 16, 2022, the Company entered into a promissory note with Mr. Tan for $200,000 (the “August Note,” together with the January Note and the March Note, collectively, the “Promissory Notes”). The Promissory Notes were non-interest bearing and payable promptly after the date on which we consummate an initial business combination. As of the date of this Annual report and July 31, 2022, the total amount borrowed under the Promissory Notes was $1,000,000 and $800,000, respectively.

Mr. Meng Dong (James) Tan has the right, but not the obligation, to convert this Note, in whole or in part, into our private units (the “Units”) containing the same securities as issued in our IPO and by providing us with written notice of its intention to convert this Note at least one business day prior to the closing of a business combination. The number of Units to be received by the Payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Mr. Meng Dong (James) Tan, by (y) $10.00.

Until consummation of the business combination, we will be using the funds not held in the Trust Account, and any additional funding that may be loaned to us by our Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating business combination are more than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required.

Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2022 and July 31, 2021.

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

Ordinary Shares Subject to Possible Redemption

We account for out ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends accrued on the Trust Account) as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A -”Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the IPO. Offering costs are allocated to the Public Warrants, Public Rights and Public Shares issued in the IPO based on its fair value at inception compared to the total IPO proceeds received. Offering costs associated with the ordinary shares are allocated between permanent equity and temporary equity.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on August 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on August 1, 2021. We have determined not to early adopt.

Management does not believe that this and any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of July 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this Annual Report.

Directors and Executive Officers

Our directors and executive officers, their ages and positions are as follows:

Name	Age	Position
Meng Dong (James) Tan	60	Chief Executive Officer, and Chairman
Guan Hong (William) Yap	58	Chief Financial Officer and Director
Kwong Yeow Liew	67	Independent Director
Ajay Rajpal	52	Independent Director
Alexander Arrow	51	Independent Director

Below is a summary of the business experience of each our executive officers and directors.

Meng Dong (James) Tan has been our Chief Executive Officer and director since inception. Mr. Tan has more than 20 years’ experience in managing private and public companies based in Asia and in the USA. He is the Director and CEO of 8i Capital Limited, a company focusing on investments and merger and acquisitions. Mr. Tan served as the Chief Executive Officer and Chairman of 8i Enterprises Acquisition Corp., a blank check company listed on Nasdaq, from March 2018 until September 2020 when it consummated its business combination with Diginex Ltd. He served as the Chairman and Chief Executive Officer of Moxian Inc., a Nasdaq listed company, from 2013 to 2017 and as a director from 2019 to 2021. From 2003 to 2006, he was the Chairman and CEO of Vashion Group Ltd, a company listed on the Singapore Stock Exchange, and from 2005 to 2008, he was the CEO and director of Vantage Corporation Limited, a company listed on the Singapore Stock Exchange. From 2006 to 2009, he served as a director on the Board of Pacific Internet Limited, a company listed on Nasdaq, until its sale to Connect Holdings Limited, a group comprising of Ashmore Investment Management Limited, Spinnaker Capital Limited and Clearwater Capital Partners, LLC. Mr. Tan graduated from the National University of Singapore (NUS) with a Bachelor of Arts in 1985.

Guan Hong (William) Yap, CFA, has been our Chief Financial Officer and Director since inception. He served as the Chief Financial Officer and a Director of 8i Enterprises Acquisition Corp., a blank check company listed on Nasdaq, from March 2018 until September 2020 when it consummated its business combination with Diginex Ltd. Mr Yap served a director of Moxian, Inc., a company that is listed on Nasdaq, from May 2019 to October 2021. Mr. Yap served as the Head of Investment Banking for Shanghai Pingmei Shenma Finance Leasing Private Limited, a company based in Shanghai, China from March 2016 to February 2019. He founded Cataya Pte Ltd, a business that focuses on originating private equity transactions, loans and M&A deals in Asia, with an emphasis on China, Myanmar and Indonesia, in January 2011 and served as its director until 2019. Prior to this, he specialized in originating proprietary private equity and venture deals in China for investment funds in Singapore for Hupomone Capital Partners (Singapore) Pte Ltd (2009-2011) and Evia Capital Partners Pte Ltd (2006-2009). Prior to then, between 1995 and 2004, he worked in various positions for Ascendas Land (Singapore) Pte Ltd, Singapore Telecom Ltd, PrimePartners Asia Capital Ltd, and IPCO International Ltd. Mr. Yap graduated from the University of Oxford with a degree in Physics and has been a member of the CFA Institute since 2000.

Kwong Yeow Liew. Mr. Liew has more than 25 years of experience in several multi-national organizations, such as Matsushita Denki, General Motors, Intel as well as Urmet Telecoms Italy. He served as a Director 8i Enterprises Acquisition Corp., a blank check company listed on Nasdaq, from March 2018 until September 2020 when it consummated its business combination with Diginex Ltd, and of Moxian, Inc. from March 2014 to August 2016. Mr. Liew served as the President, Chief Executive Officer and director of Rebel Group, Inc., a Singapore company, from February 2013 to January 2015. In 2006, Mr. Liew was instrumental in setting up the first manufacturing plant of Urmet Telecommunications S.p.A in China and fine-tuning its supply chain. Prior to that, Mr. Liew was the General Manager of Aztech Singapore Pte Ltd’s plant in China from 2001 through 2005. From 1992 through 2001, he served as the Head of Operations of the manufacturing facilities of Phoenix Mecano S E Asia Pte Ltd in Singapore. Mr. Liew received his certificate in Electrical Engineering from Singapore Technical Education in 1974. He also completed the management study programs in City and Guilds regarding Electrical and Electronics in 1974, Industrial Training Board at MOE Singapore in 1976, Matsushita DENKI Management Development Program in 1978, General Motors Institute in 1983 and Intel University in 1987. Mr. Liew is fluent in English and Chinese. We believe that Mr. Liew is qualified to serve as our director because he brings many years of experience in operations and management in both Singapore and in China.

Ajay Rajpal, ACA. Mr. Rajpal is a Chartered Accountant and member of the Institute of Chartered Accountants in England & Wales (ICAEW). During his career, he has gained broad-ranging commercial experience developed in the US, Europe, Middle East and Far East, with a particular focus on M&A, financial management and insolvency/restructuring. Post qualification, Mr. Rajpal held a number of finance-related roles which involved working for periods in the US, Europe, Middle East and Far East. Since 2011, Mr. Rajpal has run his own consultancy business, NAS Corporate Services Ltd, providing companies with various corporate services, such as assistance with their pre-IPO funding, the IPO process and post IPO management. Mr. Rajpal has project managed the initial public offering process and assisted with the associated funding of two businesses on AIM, namely New Trend Lifestyle Group Plc, which provides Feng Shui products and services across Asia, and Zibao Metals Recycling Group Plc, a Hong Kong and China based metals recycling company. He currently acts as a non-executive director for Phimedix Plc (formerly named Zibao Metals Recycling Group Plc), and Dozens Savings Plc. Mr. Rajpal assisted AIM-listed MNC Strategic Investments Plc (“MNC Strategic”) with the restructuring of its debt and overseeing the disposal of the non-performing assets of the company. Following disposal of its main assets, MNC Strategic became an investing company on AIM, seeking acquisitions in the telecom, media and technology sectors. Mr. Rajpal has also listed Grand Vision Media Holdings Plc, a special purpose acquisition company on the London Stock Exchange, which successfully completed a reverse takeover of an outdoor media business in Hong Kong/China. Mr. Rajpal was previously an independent director of Moxian, Inc., a US company with a China based internet business, and 8i Enterprises Acquisition Corp, both listed on Nasdaq. Mr. Rajpal was appointed as director of RC365 Holding Plc on March 9, 2022 and Goodplant Ventures Plc on April 6, 2022. We believe that Mr. Rajpal is qualified to serve as our director because of his experience with publicly traded companies in a number of jurisdictions.

Alexander K. Arrow, MD, CFA. Dr. Arrow is the Chief Financial Officer of Carlsmed, Inc., 15-person commercial-stage orthopedic implant manufacturer that sells personalized spinal implants to improve outcomes in lumbar spinal fusion surgery and beyond, and has been the Chief Financial Officer of Protagenic Therapeutics, Inc., a pre-clinical biotechnology virtual company, since November 2015. He served as a Director 8i Enterprises Acquisition Corp., a blank check company listed on Nasdaq, from March 2018 until September 2020 when it consummated its business combination with Diginex Ltd. He serves on the board of directors of two medical technology companies: Zelegent, Inc., which sells a minimally-invasive tool for otolaryngologist sleep specialists to treat snoring in a simple office-based procedure, and Paragonix Technologies, which sells the world’s leading solid organ transport device. He previously served on the Board of Neumedicines, Inc., an immuno-oncology company developing a first-in-class broad-spectrum anti-cancer agent. He served as a Director of Biolase, Inc. (Nasdaq: BIOL), a manufacturer of dental lasers, from June 2010 to December 2014. From June 2010 to June 2013, he chaired the Audit and Compensation committees of the Board of Directors of Biolase, Inc. and was the President and Chief Operating Officer of the company from June 2013 to December 2014. Prior to Biolase, Inc., from June 2012 to May 2013, Dr. Arrow was the Chief Medical Officer of Stanford-affiliated neuroscience company Circuit Therapeutics, Inc. Prior to that, he spent five years as the Chief Financial Officer of cardiovascular device manufacturer Arstasis, Inc. Before entering medical technology operating roles, Dr. Arrow spent nine years running medical technology equity research at three Wall Street firms, the last five years as the head of medical technology research at Lazard, Ltd. He also served as the Chief Financial Officer of the Patent & License Exchange, Inc. He began his surgical residency at the UCLA Medical Center in 1996 before leaving to go into business. He has an MD from Harvard Medical School and a BA in Biophysics, magna cum laude, from Cornell University. We believe that Dr. Arrow is qualified to serve as our director because of his experience in C-level operating roles of medical technology companies in multiple stages of development, corporate governance, finance, and his experience in medical technology equity research.

Executive Officer and Director Compensation

Other than the $10,000 per month administrative fee paid to our Sponsor and the 15,000 founder shares transferred by the Sponsor, in the aggregate, to our directors prior to the consummation of the IPO, no compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All the these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Effective as of the date of this prospectus, we have established an audit committee of the board of directors, which consists of Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under Nasdaq’s listing standards. Ajay Rajpal is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ajay Rajpal qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective as of the date of this prospectus, we have established a nominating committee of the board of directors, which consists of Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under Nasdaq’s listing standards. Kwong Yeow Liew is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our memorandum and articles of association. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Effective as of the date of this prospectus, we have established a compensation committee of the board of directors, which consists of Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under Nasdaq’s listing standards. Alexander Arrow is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination,. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

●	Our directors, officers and Sponsor, may also purchase public units or shares during or after the IPO, including in the open market or through privately negotiated transactions. During the offering, if any of our directors and officers or our Sponsor participates in the offering as an anchor investor, they may receive incentives which offer greater economic benefits than those available to public investors in the offering. In addition, in order to incentivize the participation of certain potential anchor investors, our Sponsor may offer or share its economics in certain of our securities with such potential anchor investors, the net effect of which could be to provide greater economic benefit to such potential anchor investors than that provided to other investors in the offering.

Under British Virgin Islands’ Companies Law, directors owe the following fiduciary duties:

(i) duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

(ii) duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii) directors should not improperly fetter the exercise of future discretion;

(iv) duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v) duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation
Meng Dong (James) Tan	8i Holdings2 Limited	Director and shareholder
	Bright Growth Capital Ltd.	Director
	Good Eastern Investment Holdings Ltd.	Director and shareholder
	8i Capital Limited	Director and shareholder
	8i Enterprises Pte. Ltd.	Director and shareholder
Guan Hong (William) Yap	Elve Ceramcrete Pte Ltd.	Director and shareholder
Ajay Rajpal	NAS Corporate Services Ltd.	Director and shareholder
	Brookmans Park Roads Ltd.	Director and shareholder
	Phimedix Plc.	Director
	MEC Asian Fund	Director
	Grand Vision Media Holdings Plc	Director
	Stormont School	Director
	Cyber Lion Limited	Director
	Dozens Savings Plc.	Director and shareholder
	RC365 Holding Plc	Director
	Goodplant Ventures Plc	Director
Alexander Arrow	Carlsmed, Inc.	Employee and shareholder
	Protagenic Therapeutics, Inc.	Employee and shareholder
	Zelegent, Inc.	Director and shareholder
	Paragonix Technologies, Inc.	Director and shareholder
Kwong Yeow Liew	Joy Housekeepers Pte Ltd.	Director and shareholder

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination, except that the payment to our Sponsor of a monthly fee of $10,000 for general and administrative services including office space, utilities and secretarial support.

Limitation on Liability and Indemnification of Officers and Directors.

Our amended and restated memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the Company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the amended and restated memorandum and articles of association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of August 29, 2022 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of ordinary shares, (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of August 29, 2022, we had 11,073,500 shares of ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of August 29, 2022.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
8i Holdings 2 Pte Ltd(3)	2,141,250	19.3%
Meng Dong (James) Tan (3)	2,436,500	22.0%
Guan Hong (William) Yap	3,000	*
Ajay Rajpal	3,000	*
Alexander Arrow	3,000	*
Kwong Yeow Liew	3,000	*
All current directors and executive officers as a group (five individuals)	2,448,500	22.1%

Holders of 5% or more of our Ordinary Shares
8i Holdings 2 Pte Ltd(3)	2,141,250	19.3%
Meng Dong (James) Tan (3)	2,436,500	22.0%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o 8i Acquisition 2 Corp., c/o 6 Eu Tong Sen Street #08-13 Singapore 059817.

(3)	Mr. Tan, the Company’s Chief Executive Officer and Chairman is the sole shareholder and director of 8i Holdings 2 Pte Ltd, our sponsor. Mr. Tan has sole voting and dispositive power over the shares. The address for 8i 2 Holdings Limited is c/o 8i Acquisition 2 Corp., c/o 6 Eu Tong Sen Street #08-13 Singapore 059817.

*Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

8i’s Related Person Transactions

On January 21, 2021 and February 5, 2021, 8i Holdings Limited paid an aggregate price of $25,000, or approximately $0.017 per share, to cover certain offering costs in consideration for 1,437,500 Ordinary Shares (the “Founder Shares”). On April 12, 2021, 8i Holdings Limited transferred an aggregate of 1,437,500 Founder Shares to the Sponsor, a company wholly owned by Mr. Meng Dong (James) Tan, the Company’s CEO, for $25,000. On June 14, 2021, the Sponsor transferred 15,000 Founder Shares in the aggregate to the Company’s directors for nominal consideration. On October 25, 2021, the Company issued an additional 718,750 Ordinary Shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares are identical to the Ordinary Shares included in the Units sold in the IPO.

All of the Founder Shares issued and outstanding prior to the date of the IPO were placed in escrow with an escrow agent until the earlier of six months after the date of the consummation of an initial business combination and the date on which the closing price of the Company’s Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Initial Business Combination or earlier, if, subsequent to the initial business combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares for cash, securities or other property.

Promissory Note - Related Party

On January 12, 2022, Mr. Meng Dong (James) Tan, the Company’s CEO, agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “January Note”). On March 18, 2022, Mr. Tan entered into a promissory note with the Company for $500,000 (the “March Note”). On August 16, 2022, the Company entered into a promissory note with Mr. Tan for $200,000 (the “August Note,” and together with the January Note and the March Note, the “Promissory Notes”). The Promissory Notes were non-interest bearing and payable promptly after the date on which the Company consummates an initial business combination. As of the date of this Annual report and July 31, 2022, the total amount borrowed under the Promissory Notes was $1,000,000 and $800,000, respectively.

Mr. Meng Dong (James) Tan has the right, but not the obligation, to convert this Note, in whole or in part, into Private Units containing the same securities as issued in the Company’s IPO and by providing the Company with written notice of its intention to convert this Note at least one business day prior to the closing of a Business Combination. The number of Units to be received by the payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Mr. Meng Dong (James) Tan, by (y) $10.00.

Due to Related Parties

As of July 31, 2022 and 2021, the total amount contains administrative service fee of $83,000 and $0 accrued by our Sponsor, respectively.

For the year ended July 31, 2022, Mr. Meng Dong (James) Tan, our Chief Executive Officer, loaned us $3,894 to cover certain operating expenses of the Company. As of July 31, 2022, the total amount due to Mr. Tan was $3,894.

Related Party Loans

As of July 31, 2022 and 2021, 8i Enterprises Pte Ltd., a company wholly-owned by Mr. Meng Dong (James) Tan, our CEO, had loaned us an aggregate of $0 and $396,157 in regard to the costs associated with formation and the IPO, respectively. Such loan is non-interest bearing. On December 6, 2021, we repaid $396,157 of related party loans.

Administrative Service Fee

We have agreed, commencing on the effective date of the IPO, to pay the affiliate of our Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and personnel. This arrangement will terminate upon the completion of a business combination or the distribution of the Trust Account to the public shareholders. For the year ended July 31, 2022, we have accrued a $83,000 of administrative service fee, which is included in formation and operating costs on the statements of operations.

Related Party Policy

Our Code of Ethics, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our Audit Committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the Business Combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq Global Markets, LLC listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the fiscal year ended July 31, 2022 and the period from January 21, 2021 (inception) through July 31, 2021, the firm of UHY, LLP (“UHY”), independent registered public accounting firm, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to UHY for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, the registration statement, the closing 8-K and other required filings with the SEC for the fiscal year ended July 31, 2022 and the period from January 21, 2021 (inception) through July 31, 2021 totaled $88,311 and $78,550, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay UHY for consultations concerning financial accounting and reporting standards for the fiscal year ended July 31, 2022 or the period from January 21, 2021 (inception) through July 31, 2021.

Tax Fees. We did not pay UHY for tax planning and tax advice for the fiscal year ended July 31, 2022 and the period from January 21, 2020 (inception) through July 31, 2021.

All Other Fees. We did not pay UHY for other services for the fiscal year ended July 31, 2022 or the period from January 21, 2021 (inception) through July 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of April 11, 2022, by and among EUDA Health Limited, Watermark Developments Limited, 8i Acquisition 2 Corp. and Kwong Yeow Liew (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022).

Amendment No. 1 to Share Purchase Agreement, dated as of May 30, 2022, by and among EUDA Health Limited, Watermark Developments Limited, 8i Acquisition 2 Corp. and Kwong Yeow Liew (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2022).

Amendment No. 2 to Share Purchase Agreement, dated as of June 10, 2022, by and among Euda Health Limited, Watermark Developments Limited, 8i Acquisition 2 Corp. and Kwong Yeow Liew (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2022).

Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022).

Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022).

Form of Sellers Release (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8i Acquisition 2 Corp.

Date: August 29, 2022	By:	/s/ Meng Dong (James) Tan
Meng Dong (James) Tan
Chief Executive Officer
(Principal Executive Officer)

8i Acquisition 2 Corp.

Date: August 29, 2022	By:	/s/ Guan Hong (William) Yap
Guan Hong (William) Yap
Chief Financial Officer
(Principal Financial and Accounting Officer)

8i ACQUISITION 2 CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 1195)	F-2

Balance Sheets as of July 31, 2022 and 2021	F-3

Statements of Operations for the year ended July 31, 2022 and for the period from January 21, 2021 (inception) through July 31, 2022	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the year ended July 31, 2022 and for the period from January 21, 2021 (inception) through July 31, 2022	F-5

Statements of Cash Flows for the year ended July 31, 2022 and for the period from January 21, 2021 (inception) through July 31, 2022	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 8i Acquisition 2 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 8i Acquisition 2 Corp. (the Company) as of July 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity, and cash flows as of and for the year ended July 31, 2022 and for the period from January 21, 2021 (inception) to July 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended July 31, 2022 and for the period from January 21, 2021(inception) to July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as July 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 24, 2022. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

August 29, 2022

8i ACQUISITION 2 CORP.

BALANCE SHEETS

	July 31, 2022	July 31, 2021
Assets
Cash	$193,546	$-
Prepaid expenses	109,143	181,000
Deferred offering costs	-	247,920
Investments held in Trust Account	86,472,912	-
Total current assets	86,775,601	428,920
Total assets	$86,775,601	$428,920

Liabilities and shareholders’ equity (deficit)
Accrued offering costs and expenses	$824,410	$3,640
Due to related parties	86,894	-
Promissory note - related party	800,000	-
Related party loans	-	396,157
Deferred underwriting commissions	3,018,750	-
Total current liabilities	4,730,054	399,797

Commitments and contingencies

Ordinary shares subject to possible redemption, 8,225,000 shares at redemption value of $10.03, and 400,000 shares at $8.27 carrying value	85,769,097	-

Shareholders’ equity (deficit)

Ordinary shares, no par value; unlimited shares authorized; 2,448,500 (excluding 400,000 shares subject to redemption) and 2,156,250 shares issued and outstanding at July 31, 2022 and 2021, respectively (1) (2)	-	-
Additional paid-in capital	-	37,500
Accumulated deficit	(3,723,550)	(8,377)
Total shareholders’ equity (deficit)	(3,723,550)	29,123
Total liabilities and shareholders’ equity (deficit)	$86,775,601	$428,920

(1)	As of July 31, 2021, this number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).
(2)	On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor, resulting in an aggregate of 2,156,250 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these financial statements.

8i ACQUISITION 2 CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from January 21, 2021
	For the Year Ended	(inception) through
	July 31, 2022	July 31, 2021
Formation and operating costs	$1,985,750	$8,377
Loss from operations	(1,985,750)	(8,377)

Other income
Dividends on marketable securities held in trust	222,912	-
Total other income	222,912	-
Net loss	$(1,762,838)	$(8,377)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	5,883,904	-
Basic and diluted net income per share, redeemable ordinary shares	$0.50	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)(2)	2,355,621	1,875,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(2.00)	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 shares exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).
(2)	On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor, resulting in an aggregate of 2,156,250 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these financial statements.

8i ACQUISITION 2 CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Additional		Total
	Ordinary Shares			Paid-in	Accumulated	Shareholders’
	Shares	(1)(2)	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 21, 2021 (inception)	-		$-	$-	$-	$-
Issuance of ordinary shares to Initial Shareholder upon formation	1		-	1	-	1
Issuance of ordinary shares to Initial Shareholder	2,156,249		-	37,499	-	37,499
Net loss	-		-	-	(8,377)	(8,377)
Balance as of July 31, 2021	2,156,250		-	37,500	(8,377)	29,123
Sale of 8,625,000 Units through public offering	8,625,000		-	86,250,000	-	86,250,000
Sale of 292,250 Private Units	292,250		-	2,922,500	-	2,922,500
Sale of representative’s purchase option	-		-	100	-	100
Underwriters’ commission	-		-	(1,725,000)	-	(1,725,000)
Deferred underwriter commission	-		-	(3,018,750)	-	(3,018,750)
Other offering expenses	-		-	(649,588)	-	(649,588)
Ordinary shares subject to redemption	(8,625,000)		-	(71,074,007)	-	(71,074,007)
Subsequent measurement of ordinary shares subject to redemption under ASC 480-10-S99	-		-	(12,742,755)	(1,952,335)	(14,695,090)
Net loss	-		-	-	(1,762,838)	(1,762,838)
Balance as of July 31, 2022	2,448,500		$-	$-	$(3,723,550)	$(3,723,550)

(1)	As of July 31, 2021, this number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).
(2)	On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor, resulting in an aggregate of 2,156,250 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these financial statements.

8i ACQUISITION 2 CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from January 21, 2021
	For the Year Ended	(inception) through
	July 31, 2022	July 31, 2021

Cash flows from operating activities:
Net loss	$(1,762,838)	$(8,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	-	8,377
Dividends earned on cash and marketable securities held in Trust Account	(222,912)	-
Changes in current assets and liabilities:
Prepaid assets	71,857	-
Accrued expenses	820,770	-
Due to related parties	86,894	-
Net cash used in operating activities	(1,006,229)	-

Cash flows from investing activities:
Principal deposited in Trust Account	(86,250,000)	-
Net cash used in investing activities	(86,250,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering	86,250,000	-
Proceeds from private placement	2,922,500	-
Proceeds from underwriter’s purchase option	100	-
Proceeds from issuance of promissory note to related party	800,000	-
Payment of underwriting commission	(1,725,000)	-
Payment to related party, net	(396,157)	-
Payment of deferred offering costs	(401,668)	-
Net cash provided by financing activities	87,449,775	-

Net change in cash	193,546	-
Cash, beginning of the year/period	-	-
Cash, end of the year	$193,546	$-

Supplemental disclosure of noncash financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$37,500
Deferred offering costs paid by related party	$-	$206,780
Deferred offering costs included in accrued offering costs and expenses	$-	$3,640
Prepaid expense paid by related party	$-	$181,000
Initial value of ordinary shares subject to possible redemption	$85,546,185	$-
Subsequent measurement ordinary shares subject to possible redemption	$222,912	$-
Deferred underwriting commissions	$3,018,750	$-

The accompanying notes are an integral part of these financial statements.

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

8i Acquisition 2 Corp. (the “Company”) is a company incorporated on January 21, 2021, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location (excluding China). The Articles of Association prohibit the Company from undertaking the initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

As of July 31, 2022, the Company had not yet commenced any operations. All activity for the period from January 21, 2021 (inception) through July 31, 2022 relates to the Company’s organizational activities and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

For the period from January 21, 2021 (inception) to April 11, 2021, the Company was sponsored by 8i Holdings Limited, a Limited Liability Exempted Company incorporated in the Cayman Islands on November 24, 2017. On April 12, 2021, 8i Holdings Limited transferred their founder shares (as defined below) to 8i Holdings 2 Pte Ltd (the “Sponsor”), a Singapore Limited Liability Company incorporated on April 1, 2021.

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

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s board of directors have (i) approved and declared advisable the SPA, the Share Purchase and the other transactions contemplated thereby, and (ii) resolved to recommend approval of the SPA and related transactions by the shareholders of the Company.

Mr. Meng Dong (James) Tan, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, had at the time, 10.0% of the equity interests of the Seller. Mr. Tan currently holds a 33.3% ownership stake in the Seller. The Company received a fairness opinion from EverEdge Global to the effect that the purchase price to be paid by the Company for the shares of EUDA Health pursuant to the SPA is fair to the Company from a financial point of view (the “Fairness Opinion”).

In connection with the closing of the transactions under the SPA, the current officers and directors of EUDA Health will become the Company’s officers and directors. The Company’s sponsor, 8i Holdings 2 Pte. Ltd. (the “Sponsor”), will have the right to nominate one director to serve as an independent director on the post-closing board of director.

Liquidity and Capital Resources

At July 31, 2022 and 2021, the Company had $193,546 and nil in cash and working capital/(deficit) of $(1,408,615) and $(218,797) (excluding deferred underwriting commissions and deferred offering costs), respectively.

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

Offering costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, $649,588 of other offering costs and an excess of fair value of the underwriter’s purchase option of $483,477. Except for the $100 for the Unit Purchase Option and $25,000 of subscription of ordinary shares (as defined in Note 7), the Company received net proceeds of $87,114,830 from the IPO and the private placement.

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

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $193,546 and nil cash as of July 31, 2022 and 2021.

Investments Held in Trust Account

As of July 31, 2022, the Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gains and losses on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At July 31, 2022, the Company had $86,472,912 held in the Trust Account, including $222,912 dividends earned on cash and marketable securities held in the Trust Account.

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of July 31, 2022 and 2021, the Company had not experienced losses on this account.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends accrued on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 71% for the redeemable ordinary shares and 29% for the non-redeemable shares for the year ended July 31, 2022.

The earnings per share presented in the statements of operations is based on the following:

For the Year Ended July 31, 2022
Net loss	$(1,762,838)
Accretion of temporary equity to redemption value	(14,695,090)
Net loss including accretion of temporary equity to redemption value	$(16,457,928)

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

	For the Year Ended July 31, 2022
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(11,752,725)	$(4,705,203)
Accretion of temporary equity to redemption value	14,695,090	-
Allocation of net income (loss)	$2,942,365	$(4,705,203)

Denominator:
Weighted average shares outstanding	5,883,904	2,355,621
Basic and diluted net income (loss) per ordinary share	$0.50	$(2.00)

	For the Period from January 21, 2021 (inception) through July 31, 2021
	Redeemable	Non-redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Net loss	$-	$(8,377)

Denominator:
Weighted average shares outstanding	-	1,875,000 (1)
Basic and diluted net loss per ordinary share	$-	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 shares exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 21, 2021, the evaluation was performed for the period from January 21, 2021 (inception) to July 31, 2021 and for the year ended July 31, 2022 which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties were incurred for the year ended July 31, 2022 and for the period from January 21, 2021 (inception) to July 31, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on August 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on August 1, 2021. The Company determined not to early adopt.

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

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

Conditionally anchor shares are classified as temporary equity. Accordingly, anchor shares are presented at initial carrying value of $8.24 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets plus dividend earned of $0.03 per share. As of July 31, 2022, total carrying value of the anchor shares amounted to $3,306,524.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,125,000 Public Units to cover over-allotments. On November 24, 2021, the underwriters exercised the over-allotment option in full to purchase 1,125,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $11,250,000 (see Note 6).

As of July 31, 2022, the ordinary shares subject to redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from public issuance	$86,250,000
Less:
Proceeds allocated to pubic warrants and public rights	(9,979,125)
Redeemable ordinary shares issuance costs	(5,196,868)

Plus:
Accretion of carrying value to redemption value (Deemed dividend)	14,695,090
Ordinary shares subject to possible redemption	$85,769,097

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

Note 5 - Related Party Transactions

Founder Shares

On January 21, 2021 and February 5, 2021, 8i Holdings Limited paid an aggregate price of $25,000, or approximately $0.017 per share, to cover certain offering costs in consideration for 1,437,500 ordinary shares (the “Insider Shares” or “Founder Shares”). On April 12, 2021, 8i Holdings Limited transferred an aggregate of 1,437,500 Founder Shares to the Sponsor for $25,000. On June 14, 2021, the Sponsor transferred 15,000 Founder Shares in the aggregate to the Company’s directors for nominal consideration. On October 25, 2021, the Company issued an additional 718,750 ordinary shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO. The Sponsor has agreed to forfeit 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture is adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares represent 20% of the Company’s issued and outstanding shares (excluding shares from units of private placement) after the IPO. On November 24, 2021, the underwriters exercised the over-allotment option in full, so there are no founder shares subject to forfeiture.

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On January 12, 2022, Mr. Meng Dong (James) Tan, the Company’s Chief Executive Officer of the Company, agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “January Note”). On March 18, 2022, Mr. Tan entered into a promissory note with the Company for $500,000 (the “March Note,” and together with the January Note, the “Promissory Notes”). The Promissory Notes were non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination. As of July 31, 2022, the total amount borrowed under the Promissory Notes was $800,000

Mr. Meng Dong (James) Tan has the right, but not the obligation, to convert the Promissory Notes, in whole or in part, into private units (the “Units”) of the Company containing the same securities as issued in the Company’s IPO and by providing the Company with written notice of its intention to convert the Promissory Notes at least one business day prior to the closing of a Business Combination. The number of Units to be received by the Mr. Meng Dong (James) Tan in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Mr. Meng Dong (James) Tan, by (y) $10.00.

Due to Related Parties

As of July 31, 2022 and 2021, the total amount contains administrative service fee of $83,000 and $0 accrued by the Company’s Sponsor, respectively.

For the year ended July 31, 2022, Mr. Meng Dong (James) Tan, Chief Executive Officer of the Company, loaned the Company $3,894 to cover certain operating expenses of the Company. As of July 31, 2022, the total amount due to Mr. Tan was $3,894.

Related Party Loans

As of July 31, 2022 and 2021, 8i Enterprises Pte Ltd, a company wholly owned by Mr. Meng Dong (James) Tan, had loaned the Company an aggregate of $0 and $396,157 in regard to the costs associated with formation and the IPO, respectively. Such loan is non-interest bearing. On December 6, 2021, the Company repaid $396,157 of related party loans.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and personnel. This arrangement will terminate upon the completion of a Business Combination or the distribution of the Trust Account to the public shareholders. For the year ended July 31, 2022, the Company has accrued $83,000 of administrative service fee, which is included in formation and operating costs on the statements of operations.

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

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

Professional and Other Listing Fees

The Company has engaged various professionals, including but not limited, legal advisor, financial advisor, independent registered public accounting firm, investor relation advisor and other professional firms and listing fees, to provide services in connection with the Company’s public filings with the U.S. Securities and Exchange Commission and the Initial Business Combination. The professional fees and other listing fees to be incurred up until November 24, 2022, the date which the Company has to consummate the proposed Business Combination, are estimated to be $0.5 million.

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

8i ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 8 - Recurring Fair Value Measurements

As of July 31, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $86,472,912 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
	Value	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$86,472,912	$86,472,912	$-	$-
	$86,472,912	$86,472,912	$-	$-

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 29, 2022, the date the financial statements was available to be issued. Based upon the review, except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On August 16, 2022, the Company entered into a promissory note with Mr. Tan for $200,000 (the “August Note”, together with the January Note and the March Note, collectively, the “Promissory Notes”). The Promissory Notes were non-interest bearing and payable promptly after the date on which the Company consummates an Initial Business Combination.

