Form 10-Q
period 2022-10-31
EUDA Health Holdings Ltd
filed 2022-11-22
CIK 1847846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-40678

EUDA HEALTH HOLDINGS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Pemimpin Drive #12-07

One Pemimpin Singapore 576151

(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code: +65 6268 6821

8i Acquisition 2 Corp.

c/o 6 Eu Tong Seng Street

#08-13 Singapore 059817

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	EUDA	NASDAQ Stock Market LLC
Redeemable Warrants	EUDAW	NASDAQ Stock Market LLC

As of November 21, 2022, 20,191,770 ordinary shares, no par value, were issued and outstanding.

INTRODUCTORY NOTE

Following the quarter ended October 31, 2022, on November 17, 2022 (the “Closing Date”), EUDA Health Holdings Limited, a British Virgin Islands business company (formerly known as 8i Acquisition 2 Corp.) (the “Company”), consummated the previously announced business combination contemplated by the Share Purchase Agreement (the “SPA”) between 8i Acquisition 2 Corp., a BVI business company (“8i”), EUDA Health Limited, a British Virgin Islands business company (“EUDA”), Watermark Developments Limited, a British Virgin Islands business company (“Watermark” or the “Seller”), and Kwong Yeow Liew, dated April 11, 2022 and amended May 30, 2022, June 10, 2022, and September 7, 2022. As contemplated by the SPA, a business combination between 8i and EUDA was effected by the purchase by 8i of all of the issued and outstanding shares of EUDA from the Seller (the “Share Purchase”), resulting in EUDA becoming a wholly owned subsidiary of 8i. In addition, in connection with the consummation of the Share Purchase, 8i has changed its name to “EUDA Health Holdings Limited.”

8i ACQUISITION 2 CORP.

FORM 10-Q FOR QUARTER ENDED October 31, 2022

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	October 31, 2022	July 31, 2022
	(Unaudited)
Assets
Cash	$265,852	$193,546
Prepaid expenses	30,606	109,143
Investments held in Trust Account	86,972,255	86,472,912
Total current assets	87,268,713	86,775,601
Total assets	$87,268,713	$86,775,601

Liabilities and shareholders’ deficit
Accounts payable and accrued expenses	$890,404	$824,410
Due to related parties	113,000	86,894
Promissory note - related party	1,000,000	800,000
Deferred underwriting commissions	3,018,750	3,018,750
Total current liabilities	5,022,154	4,730,054

Commitments and contingencies
Ordinary shares subject to possible redemption, 8,225,000 shares at redemption value of $10.08 and $10.03, and 400,000 shares at $8.32 and $8.27 carrying value as of October 31, 2022 and July 31, 2022, respectively.	86,268,440	85,769,097

Shareholders’ deficit
Ordinary shares, no par value; unlimited shares authorized; 2,448,500 shares issued and outstanding as of October 31, 2022 and July 31, 2022	-	-
Additional paid-in capital	-	-
Accumulated deficit	(4,021,881)	(3,723,550)
Total shareholders’ deficit	(4,021,881)	(3,723,550)
Total liabilities and shareholders’ deficit	$87,268,713	$86,775,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2022	October 31, 2021
Formation and operating costs	$298,331	$45,587
Loss from operations	(298,331)	(45,587)

Other income
Dividends on marketable securities held in trust	499,343	-
Total other income	499,343	-
Net income (loss)	$201,012	$(45,587)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	8,625,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.03	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,448,500	1,875,000	(1)(2)
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.03)	$(0.02)

(1)	This number excludes an aggregate of up to 281,250 shares exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).
(2)	On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor, resulting in an aggregate of 2,156,250 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended October 31, 2022
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 31, 2022	2,448,500	$-	$-	$(3,723,550)	$(3,723,550)
Subsequent measurement of ordinary shares subject to redemption under ASC 480-10-S99	-	-	-	(499,343)	(499,343)
Net income	-	-	-	201,012	201,012
Balance as of October 31, 2022 (Unaudited)	2,448,500	$-	$-	$(4,021,881)	$(4,021,881)

	For the Three Months Ended October 31, 2021
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares (1)(2)	Amount	Capital	Deficit	Deficit
Balance as of July 31, 2021	2,156,250	$-	$37,500	$(8,377)	$29,123
Net loss	-	-	-	(45,587)	(45,587)
Balance as of October 31, 2021 (Unaudited)	2,156,250	$-	$37,500	$(53,964)	$(16,464)

(1)	This number includes an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).
(2)	On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor, resulting in an aggregate of 2,156,250 ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2022	October 31, 2021

Cash flows from operating activities:
Net income (loss)	$201,012	$(45,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	-	136
Dividends earned on cash and marketable securities held in Trust Account	(499,343)	-
Changes in current assets and liabilities:
Prepaid assets	78,537	45,451
Accrued expenses	65,994	-
Due to related parties	30,000	-
Net cash used in operating activities	(123,800)	-

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	196,106	-
Net cash provided by financing activities	196,106	-

Net change in cash	72,306	-
Cash, beginning of the period	193,546	-
Cash, end of the period	$265,852	$-

Supplemental disclosure of noncash financing activities
Deferred offering costs paid by related party	$-	$43,222
Deferred offering costs included in accrued offering costs and expenses	$-	$63,473
Subsequent measurement ordinary shares subject to possible redemption	$499,343	$-
Conversion of due to related party into promissory note	$3,894	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

EUDA Health Holdings Limited, which until November 17, 2022 was known as 8i Acquisition 2 Corp. (the “Company”) is a company incorporated on January 21, 2021, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business were not limited to a particular industry or geographic location (excluding China). The Articles of Association prohibited the Company from undertaking the Initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

As of October 31, 2022, the Company had not yet commenced any operations. All activity for the period from January 21, 2021 (inception) through October 31, 2022 relates to the Company’s organizational activities and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income on investments held in Trust Account (as defined below) from the proceeds derived from the IPO.

Following the quarter ended October 31, 2022, on November 17, 2022 (the “Closing Date”), EUDA Health Limited, a British Virgin Islands business company, consummated a business combination with the Company (the “Business Combination”). The Business Combination was effected by the purchase by the Company of all of the issued and outstanding shares of EUDA Health Limited, resulting in EUDA Health Limited becoming a wholly owned subsidiary of the Company. At the time of the Business Combination, the Company changed its name from “8i Acquisition 2 Corp.” to “EUDA Health Holdings Limited.” Thus, the financial statements for the quarter ended October 31, 2022 are in the name of 8i Acquisition 2 Corp.

The Company has selected July 31 as its fiscal year end.

The Company had 12 months from the closing of the IPO (or up to 18 months, with extension of two times by an additional three months each time) to consummate an Initial Business Combination (the “Combination Period”).

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

The funds held in the Trust Account were invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries. The proceeds were released from the Trust Account upon the completion of the Business Combination on November 17, 2022.

Business Combination

On April 11, 2022, the Company entered into a Share Purchase Agreement (the “SPA”) with EUDA Health Limited, a British Virgin Islands business company (“EUDA Health” or “EUDA”), Watermark Developments Limited, a British Virgin Islands business company (the “Seller”) and Kwong Yeow Liew, acting as Representative of the Indemnified Parties (the “Indemnified Party Representative”). Pursuant to the terms of the SPA, the Business Combination between the Company and EUDA Health was effected through the purchase by the Company of all of the issued and outstanding shares of EUDA Health from the Seller (the “Share Purchase”).

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Mr. Meng Dong (James) Tan, the Company’s then Chief Executive Officer and Chairman of the Company’s board of directors, had at the time, 10.0% of the equity interests of the Seller. At the time of the closing of Business Combination, Mr. Tan held a 33.3% ownership stake in the Seller. The Company received a fairness opinion from EverEdge Global to the effect that the purchase price to be paid by the Company for the shares of EUDA Health pursuant to the SPA was fair to the Company from a financial point of view (the “Fairness Opinion”).

On November 17, 2022, the Company completed the closing of the Business Combination with EUDA Health Limited.

Liquidity and Capital Resources

At October 31, 2022 and July 31, 2022, the Company had $265,852 and $193,546 in cash, and working deficit of $1,706,946 and $1,408,615, respectively, (excluding deferred underwriting commissions and investments held in Trust Account).

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on November 22, 2021. On November 24, 2021, the Company consummated the IPO of 8,625,000 units (include the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units’), generating gross proceeds of $86,250,000. Each Unit consisted of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth of an ordinary share upon the consummation of an Initial Business Combination.

Simultaneously with the IPO, the Company sold to Mr. Meng Dong (James) Tan 292,250 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,922,500, which is described in Note 4.

Offering costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting commissions, $649,588 of other offering costs and an excess of fair value of the underwriter’s purchase option of $483,477. Except for the $100 for the Unit Purchase Option and $25,000 of subscription of ordinary shares (as defined in Note 7), the Company received net proceeds of $87,114,830 from the IPO and the private placement.

On January 21, 2021 and February 5, 2021, the Company issued an aggregate of 1,437,500 ordinary shares to 8i Holding Limited, which were subsequently sold to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. On June 14, 2021, the Sponsor transferred 15,000 founder shares in the aggregate to the directors for nominal consideration. On October 25, 2021, the Company issued an additional 718,750 ordinary shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until November 24, 2022 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. Prior to the Business Combination, management determined that the mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raised substantial doubt about the Company’s ability to continue as a going concern. However, the Business Combination was consummated on November 17, 2022.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended July 31, 2022, filed with the Securities and Exchange Commission on August 29, 2022.

Emerging Growth Company Status

The Company is an emerging growth company as defined by Section 2(a) of the JOBS Act and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exceptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payment not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $265,852 and $193,546 cash as of October 31, 2022 and July 31, 2022, respectively.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

As of October 31, 2022 and July 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in dividends on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At October 31, 2022 and July 31, 2022, the Company had $86,972,255 and $86,472,912, respectively, held in the Trust Account, including $722,255 and $222,912, respectively, dividends earned on marketable securities held in the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of October 31, 2022 and July 31, 2022, the Company had not experienced losses on this account.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs totaled $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting commissions, $649,588 of other expenses, and an excess of fair value of representative’s purchase option of $483,477. The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocated offering costs between public shares, public warrants and public rights based on the estimated fair values of public shares, public warrants and public rights at the date of issuance. Offering costs associated with the ordinary shares are allocated between permanent equity and temporary equity.

Ordinary Shares Subject to Possible Redemption

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Prior to the Business Combination. the Company’s ordinary shares featured certain redemption rights that were considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares that were subject to possible redemption are presented at redemption value (plus any interest earned and/or dividends accrued on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 78% for the redeemable ordinary shares and 22% for the non-redeemable shares for the three months ended October 31, 2022.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The earnings per share presented in the statements of operations is based on the following:

	For the Three Months Ended October 31, 2022	For the Three Months Ended October 31, 2021
Net income (loss)	$201,012	$(45,587)
Accretion of temporary equity to redemption value	(499,343)	-
Net loss including accretion of temporary equity to redemption value	$(298,331)	$(45,587)

	For the Three Months Ended October 31, 2022
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(232,366)	$(65,965)
Accretion of temporary equity to redemption value	499,343	-
Allocation of net income (loss)	$266,977	$(65,965)

Denominator:
Weighted average shares outstanding	8,625,000	2,448,500
Basic and diluted net income (loss) per ordinary share	$0.03	$(0.03)

	For the Three Months Ended October 31, 2021
	Redeemable	Non-redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Net loss	$-	$(45,587)

Denominator:
Weighted average shares outstanding	-	1,875,000 (1)
Basic and diluted net loss per ordinary share	$-	$(0.02)

(1)	This number excludes an aggregate of up to 281,250 shares exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 7).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. Since the Company was incorporated on January 21, 2021, the evaluation was performed for the period from January 21, 2021 (inception) to July 31, 2021 and for the year ended July 31, 2022, which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. No interest or penalties were incurred for the three months ended October 31, 2022 and 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on August 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on August 1, 2021. The Company determined not to early adopt.

Management does not believe that this and any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s unaudited condensed financial statements.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 – Initial Public Offering

On November 24, 2021, the Company sold 8,625,000 Units at a price of $10.00 per Unit, generating gross proceeds of $86,250,000 related to its IPO. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-tenth of an ordinary share upon the consummation of an Initial Business Combination. Each two redeemable warrants entitle the holder thereof to purchase one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of an Initial Business Combination. Upon the closing of the Business Combination, no fractional shares were issued upon separation of the Units, and only whole Warrants trade.

American Opportunities Growth Fund (the “Anchor Investor”), purchased an aggregate of 400,000 units in the IPO, and the Company agreed to direct the underwriters to sell to the Anchor Investor such number of units, subject to the Company’s satisfying the Nasdaq listing requirement.

The Anchor Investor was required to not redeem any of the public shares it acquired in the IPO.

Conditionally anchor shares are classified as temporary equity. Accordingly, anchor shares are presented at initial carrying value of $8.24 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets plus dividend earned of $0.03 per share. As of October 31, 2022 and July 31, 2022, total carrying value of the anchor shares amounted to $3,329,682 and $3,306,524, respectively.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,125,000 Public Units to cover over-allotments. On November 24, 2021, the underwriters exercised the over-allotment option in full to purchase 1,125,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $11,250,000 (see Note 6).

As of October 31, 2022 and July 31, 2022, the ordinary shares subject to redemption reflected on the balance sheets are reconciled in the following table:

	As of	As of
	October 31, 2022	July 31, 2022
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to pubic warrants and public rights	(9,979,125)	(9,979,125)
Redeemable ordinary shares issuance costs allocated to public warrants and public rights	(5,196,868)	(5,196,868)
Plus:
Accretion of carrying value to redemption value (Deemed dividend)	15,194,433	14,695,090
Ordinary shares subject to possible redemption	$86,268,440	$85,769,097

Note 4 - Private Placement

Concurrently with the closing of the IPO, Mr. Meng Dong (James) Tan purchased an aggregate of 292,250 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,922,500 in a private placement. The Private Units are identical to the public Units except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company failed to complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Units would have been used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities would have expired worthless. However, the Business Combination was consummated on November 17, 2022.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

Founder Shares

On January 21, 2021 and February 5, 2021, 8i Holdings Limited paid an aggregate price of $25,000, or approximately $0.017 per share, to cover certain offering costs in consideration for 1,437,500 ordinary shares (the “Insider Shares” or “Founder Shares”). On April 12, 2021, 8i Holdings Limited transferred an aggregate of 1,437,500 Founder Shares to the Sponsor for $25,000. On June 14, 2021, the Sponsor transferred 15,000 Founder Shares in the aggregate to the Company’s directors for nominal consideration. On October 25, 2021, the Company issued an additional 718,750 ordinary shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding. The issuance was considered as a nominal issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares are identical to the ordinary shares included in the Units sold in the IPO. The Sponsor agreed to forfeit 281,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On November 24, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture.

All of the Founder Shares issued and outstanding prior to the date of the IPO were placed in escrow with an escrow agent until the earlier of six months after the date of the consummation of an Initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after an Initial Business Combination or earlier, if, subsequent to an Initial Business Combination, the Company consummated a liquidation, merger, share exchange or other similar transaction which resulted in all of its shareholders having the right to exchange their shares for cash, securities or other property. On November 24, 2021, the underwriters exercised the over-allotment option in full, so there are no founder shares subject to forfeiture.

Promissory Note - Related Party

On January 12, 2022, Mr. Meng Dong (James) Tan, the Company’s then Chief Executive Officer and Chairman of the Company’s board of directors, agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “January Note”). On March 18, 2022, Mr. Tan entered into a promissory note with the Company for $500,000 (the “March Note”). On August 16, 2022, the Company entered into a promissory note with Mr. Tan for $200,000 (the “August Note”, together with the January Note and the March Note, collectively, the “Promissory Notes”). The Promissory Notes were non-interest bearing and payable promptly after the date on which the Company consummated an Initial Business Combination. As of October 31, 2022 and July 31, 2022, the total amount borrowed under the Promissory Notes was $1,000,000 and $800,000, respectively.

Mr. Meng Dong (James) Tan had the right, but not the obligation, to convert the Promissory Notes, in whole or in part, into private units (the “Units”) of the Company containing the same securities as issued in the Company’s IPO and by providing the Company with written notice of its intention to convert the Promissory Notes at least one business day prior to the closing of an Initial Business Combination. The number of Units to be received by the Mr. Meng Dong (James) Tan in connection with such conversion was to be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Mr. Meng Dong (James) Tan, by (y) $10.00. The Business Combination was consummated on November 17, 2022 and Mr. Meng Dong (James) Tan did not exercise his right to convert the Promissory Notes.

Due to Related Parties

As of October 31, 2022 and July 31, 2022, the total amount contains administrative service fee of $113,000 and $83,000 accrued by the Company’s Sponsor, respectively.

For the year ended July 31, 2022, Mr. Meng Dong (James) Tan, the Company’s then Chief Executive Officer and Chairman of the Company’s board of directors, loaned the Company $3,894 to cover certain operating expenses of the Company. As of July 31, 2022, the total amount due to Mr. Tan was $3,894 and such balance was converted into promissory note on August 16, 2022. As of October 31, 2022, the total amount due to Mr. Tan was $0.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Service Fee

The Company agreed, commencing on the effective date of the IPO, to pay the affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and personnel. This arrangement terminated upon the completion of the Business Combination. For the three months ended October 31, 2022 and 2021, the Company has incurred $30,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statements of operations.

Note 6 - Commitments and Contingencies

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 units (over and above the 7,500,000 units referred to above) solely to cover over-allotments at $10.00 per unit.

On November 24, 2021, the Company paid cash underwriting commissions of 2.0% of the gross proceeds of the IPO, or $1,725,000.

The underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $3,018,750, which was paid from the funds held in the Trust Account upon completion of the Business Combination subject to the terms of the underwriting agreement.

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

Registration Rights

The holders of the Founder Shares issued and outstanding at the closing of the IPO, as well as the holders of the private units (and underlying securities) and any securities issued to the initial shareholders, officers, directors or their affiliates in payment of working capital loans made to the Company, are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Professional and Other Listing Fees

The Company has engaged various professionals, including but not limited, legal advisor, financial advisor, independent registered public accounting firm, investor relation advisor and other professional firms and listing fees, to provide services in connection with the Company’s public filings with the U.S. Securities and Exchange Commission and the Business Combination. As of October 31, 2022, the professional fees and other listing fees to be incurred up until November 24, 2022, the date which the Company had to consummate the Business Combination, were estimated to be $0.4 million.

Note 7 - Shareholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares of no par value. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share.

As of July 31, 2021, the Company had issued an aggregate of 1,437,500 ordinary shares for $25,000, of which 187,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in the IPO. On October 25, 2021, the Company issued additional 718,750 ordinary shares which were purchased by the Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding. The Sponsor agreed to forfeit 281,250 ordinary shares to the extent that the over-allotment option was not exercised in full by the underwriters. All shares and associated amounts have been retroactively restated to reflect the share capitalization. On November 24, 2021, the underwriters exercised the over-allotment option in full, so there are no longer any shares subject to forfeiture.

Warrants

Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of the Business Combination, and expiring five years after the completion of the Business Combination. No fractional warrants were issued and only whole warrants trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $16.50 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If a registration statement is not effective within 60 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.50 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummated the Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the Warrants will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

8i ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Recurring Fair Value Measurements

As of October 31, 2022 and July 31, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $86,972,255 and $86,472,912, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2022 and July 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices	Other	Other
	Value	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
As of October 31, 2022	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$86,972,255	$86,972,255	$-	$-
	$86,972,255	$86,972,255	$-	$-

		Quoted	Significant	Significant
		Prices	Other	Other
	Value	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
As of July 31, 2022	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$86,472,912	$86,472,912	$-	$-
	$86,472,912	$86,472,912	$-	$-

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 21, 2022, the date the unaudited condensed financial statements were available to be issued. Based upon the review, except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Redemption of Ordinary Shares

As of November 14, 2022, the end of the redemption period for the Ordinary Shares issued as part of the units in the Company’s IPO consummated on November 24, 2021, an aggregate of 6,033,455 Ordinary Shares were tendered for redemption in connection with the Special Meeting. The final redemption price was $10.0837 per share redeemed with the total redemption value of approximately $60.8 million.

Forward Purchase Agreement

On November 1, 2022, the Company and Greentree Financial Group, Inc., a Florida corporation “Greentree”) entered into an agreement (the “Forward Purchase Agreement”) pursuant to which, among other things, (a) Greentree intends, but is not obligated, to purchase the Company’s Ordinary Shares, after the date of the Forward Purchase Agreement from holders of the Ordinary Shares, other than the Company or its affiliates, who have redeemed their Ordinary Shares or indicated an interest in redeeming the Ordinary Shares they hold pursuant to the redemptions rights set forth in the Company’s Current Charter in connection with the Business Combination; and (b) Greentree has agreed to waive any redemption rights in connection with the Business Combination with respect to any Ordinary Shares it purchases in accordance with the Forward Purchase Agreement. Such waiver by Greentree may reduce the number of Ordinary Shares redeemed in connection with the Share Purchase, which reduction could alter the perception of the potential strength of the Business Combination transaction contemplated by the SPA. To the extent Greentree purchases the Company’s Ordinary Shares in accordance with the Forward Purchase Agreement, Greentree may elect to sell and transfer to the Company, and the Company has agreed to purchase, in the aggregate up to 125,000 Ordinary Shares (the “Investor Shares”) then held by Greentree on the sixty (60) day anniversary of the date of the closing of the Share Purchase, and pay Greentree at a price of $10.41 per Investor Share (the “Investor Shares Purchase Price”), out of the funds held in the Trust Account, the Escrowed Funds.

On November 9, 2022, 8i and Greentree entered into a Termination Agreement terminating the Forward Purchase Agreement.

Prepaid Forward Agreements

On November 9, 2022, the Company, EUDA and certain institutional investor (the “Seller 1”) entered into an agreement (the “Prepaid Forward Agreement 1”) for an equity prepaid forward transaction (the “Prepaid Forward Transaction 1”). Pursuant to the terms of the Prepaid Forward Agreement 1, Seller 1 may (i) purchase through a broker in the open market, from holders of Shares (as defined below) other than the Company or affiliates thereof, the Company’s ordinary shares, no par value, (the “Shares”), or (ii) reverse Seller 1’s prior exercise of redemption rights as to Shares in connection with the Business Combination (all such purchased or reversed Shares, the “Recycled Shares 1”). While Seller 1 has no obligation to purchase any Shares under the Prepaid Forward Agreement 1, the aggregate total Recycled Shares 1 that may be purchased or reversed under the Prepaid Forward Agreement 1 shall be no more than 1,400,000 shares. Seller 1 agreed to hold the Recycled Shares 1, for the benefit of (a) the Company until the closing of the Business Combination (the “Closing”) and (b) EUDA after the Closing (each a “Counterparty”). Seller 1 also may not beneficially own greater than 9.9% of issued and outstanding Shares following the Business Combination.

On November 13, 2022, the Company, EUDA Health and certain institutional investor (the “Seller 2”) entered into another agreement (the “Prepaid Forward Agreement 2”) for an equity prepaid forward transaction (the “Prepaid Forward Transaction 2”). Pursuant to the terms of the Prepaid Forward Agreement 2, Seller 2 may (i) purchase through a broker in the open market, from holders of Shares (as defined below) other than the Company or affiliates thereof, the Company’s Shares, or (ii) reverse Seller 2’s prior exercise of redemption rights as to Shares in connection with the Business Combination (all such purchased or reversed Shares, the “Recycled Shares 2”). While Seller 2 has no obligation to purchase any Shares under the Prepaid Forward Agreement 2, the aggregate total Recycled Shares 2 that may be purchased or reversed under the Prepaid Forward Agreement 2 shall be no more than 1,125,000 shares. Seller 2 agreed to hold the Recycled Shares 2 for the benefit of (a) the Company until the closing of the Business Combination (the “Closing”) and (b) EUDA after the Closing (each a “Counterparty”). Seller 2 also may not beneficially own greater than 9.9% of issued and outstanding Shares following the Business Combination.

Waiver Agreement to the SPA

On each of November 7, 2022 and November 15, 2022, 8i and the Seller entered into a Waiver Agreement (the “Waiver Agreements”) waiving among other things, the following conditions to closing of the SPA (the “Closing”), effective as of the date of Closing:

●	that United Overseas Bank Limited has consented in writing to the consummation of the SPA under each of the Banking Facility Agreement dated August 21, 2019 between Kent Ridge Healthcare Singapore Private Limited (formerly known as Sheares HMO Private Limited) and United Overseas Bank Limited and the Deed of Debenture dated October 16, 2019 between Kent Ridge Healthcare Singapore Private Limited and United Overseas Bank Limited;
●	that Funding Societies Private Limited has consented in writing to the consummation of the Transaction under the Note issuance agreement (bolt term financing) dated February 23, 2022, along with the investment note certificate dated February 24, 2022 representing the aggregate value of SGD100,000 between Kent Ridge Healthcare Singapore Private Limited as issuer, Chen Weiwen Kelvin as guarantor, Funding Societies Private Limited as an agent acting on behalf of the investors, and DBS Bank Limited Singapore as escrow agent;
●	that EUDA will have aggregate cash equal to or exceed $10.0 million immediately prior to Closing;
●	that certain designees of the Seller, who will receive an aggregate of 1,000,000 ordinary shares of the Company at Closing will be required to sign the Lock-Up Agreement; and
●	that Kent Ridge Health Private Limited shall have irrevocably amended its organizational documents to remove “Kent Ridge” from its official name; and
●	that the Purchaser shall cause the Company to obtain and fully pay the premium for the “tail” insurance policies for the extension of the directors’ and officers’ liability coverage of the Company’s existing directors’ and officers’ insurance policy and the Company’s existing fiduciary liability insurance policies.

Settlement Agreements

On November 17, 2022, the Company executed a settlement agreement with one of its vendors (“Vendor 1”) reflecting the agreed terms of addition terms and fees of $300,000, which is set forth in a Promissory Note (“Note 1”) with maturity date on November 17, 2023 and subject to the terms and conditions of certain letter agreement. The Company shall issue 60,000 restricted ordinary shares to the Vendor 1 at an assumed price of $5.00 per Share. In the event that the Note 1 is paid in full, the Vendor 1 shall return all 60,000 shares to the Company for cancellation. If any shares sold prior to the maturity date of the Note 1, it shall reduce the amount due and owing under the Note 1. In the event the principal amount of $300,000 is not paid in full on or prior to November 17, 2023, such amounts shall automatically be converted into the Company’s ordinary shares with conversion price using the five day volume-weighted average price of the Company’s ordinary shares immediately preceding November 17, 2023.

Promissory Notes

On November 17, 2022, the Company executed a convertible promissory note in the principal amount of $2,113,125 due on November 17, 2023 with one of its vendors. In the event the principal amount is not paid in full on or prior to November 17, 2023, such amounts shall automatically be converted into the Company’s ordinary shares with conversion price of $5.00 per share.

On November 17, 2022, the Company executed a promissory note (“Note 2”) in the principal amount of $170,000 due on February 15, 2023 with one of EUDA’s vendors. Note 2 shall bear no interest. From and after February 15, 2023, if any amount payable is not paid when due, such Note 2 will bear a 15% interest rate per annum until paid in full.

On November 17, 2022, the Company executed a convertible promissory note in the principal amount of $82,600 due on November 17, 2023 with the Company’s Sponsor. In the event the principal amount is not paid in full on or prior to November 17, 2023, such amount shall automatically be converted into the Company’s ordinary shares with conversion price using the five day volume-weighted average price of the Company’s ordinary shares immediately preceding November 17, 2023.

On November 17, 2022, the Company executed a convertible promissory note in the principal amount of $87,500 due on November 17, 2023 with one of EUDA Health’s vendors. In the event the principal amount is not paid in full on or prior to November 17, 2023, such amounts shall automatically be converted into the Company’s ordinary shares with conversion price using the five day volume-weighted average price of the Company’s ordinary shares immediately preceding November 17, 2023.

On November 17, 2022, the Company executed a convertible promissory note in the principal amount of $119,000 due on November 17, 2023 with one of EUDA Health’s vendors. In the event the principal amount is not paid in full on or prior to November 17, 2023, such amount shall automatically be converted into the Company’s ordinary shares with conversion price using the five day volume-weighted average price of the Company’s ordinary shares immediately preceding November 17, 2023.

On November 17, 2022, the Company executed a convertible promissory note in the principal amount of $700,000 due on November 17, 2023 with Mr. Meng Dong (James) Tan, the Company’s former Chief Executive Officer and Chairman of the Company’s board of directors. In the event the principal amount is not paid in full on or prior to November 17, 2023, such amount shall automatically be converted into the Company’s ordinary shares with conversion price using the five day volume-weighted average price of the Company’s ordinary shares immediately preceding November 17, 2023.

Completion of the Business Combination

On November 17, 2022, the Company completed the closing of the Business Combination with EUDA Health.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to 8i Acquisition 2 Corp, which was renamed “EUDA Health Holdings Limited” upon the closing of the Business Combination on November 17, 2022. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Until the consummation of the Business Combination on November 17, 2022, we were a blank check company, incorporated on January 21, 2021 as a British Virgin Islands business company and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Our sponsor was 8i Holdings 2 Pte Ltd., a Singapore Limited Liability Company (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 22, 2021. On November 24, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 8,625,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at a purchase price of $10.00 per Unit. Transaction costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting commissions, $483,477 excess of fair value of representative’s purchase option and $649,588 of other offering costs, and was all charged to shareholders’ equity.

Upon the closing of the IPO and the private placement, $86,250,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee.

The funds held in the Trust Account were invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries. The proceeds were released from the Trust Account upon the completion of the Business Combination with EUDA Health Limited.

Recent Developments

Entry into Share Purchase Agreement

On April 11, 2022, we entered into a Share Purchase Agreement (the “SPA”) with EUDA Health Limited, a British Virgin Islands business company (“EUDA Health”), Watermark Developments Limited, a British Virgin Islands business company (the “Seller”) and Kwong Yeow Liew, acting as Representative of the Indemnified Parties (the “Indemnified Party Representative”). Pursuant to the terms of the SPA, a business combination between us and EUDA Health (the “Business Combination”) was effected through the purchase by 8i Acquisition 2 Corp. of all of the issued and outstanding shares of EUDA Health from the Seller (the “Share Purchase”). On May 30, 2022, the parties amended the SPA to extend the time for 8i Acquisition 2 Corp to complete its financial, operational and legal due diligence review of EUDA Health from May 31, 2022 to June 15, 2022. On June 10, 2022, the parties to the SPA, as amended, entered into a second amendment of the SPA, pursuant to which parties agreed to (i) reduce the initial consideration to be paid at closing of the Share Purchase; and (ii) reduce the earnout payments. On September 7, 2022, the parties to the SPA, as amended, entered into a third amendment of the SPA, pursuant to which the parties agreed (i) to require two signatories for any and all disbursements of funds from the Purchaser Bank Account (as defined in the SPA), one of whom will be that of the nominee to the 8i Board of Directors selected by the Sponsor, and (ii) from the date of Closing until January 2, 2024, not to change the identity of the signatories of the Purchaser Bank Account to either remove the nominee to the 8i Board of Directors selected by the Sponsor or change the number of authorized signatories of the Purchaser Bank Account.

At the time the SPA was signed, Mr. Meng Dong (James) Tan, 8i’s then Chief Executive Officer and Chairman of the 8i Board of Directors owned 10% equity interests in the Seller. 8i received a fairness opinion from EverEdge Global to the effect that the purchase price to be paid by 8i for the shares of EUDA Health pursuant to the SPA was fair to 8i shareholders from a financial point of view (the “Fairness Opinion”). Through his two wholly-owned companies, 8i Enterprises Pte Ltd. and 8i Capital Limited, Mr. Tan purchased additional equity interests in the Seller for $400,000 on August 16, 2022. At the time of the closing of Business Combination, Mr. Tan held 33.3% of the equity interests of the Seller.

Consideration under the Share Purchase Agreement

Initial Consideration

Pursuant to the SPA, the initial consideration to be paid at Closing (the “Initial Consideration”) by 8i to Seller for the Share Purchase was an amount equal to $140,000,000. The Initial Consideration was payable in 14,000,000 8i Ordinary Shares, no par value (the “Purchaser Shares”) valued at $10 per share. To secure Seller’s obligations under the indemnification provisions of the SPA, 1,400,000 Purchaser Shares (the “Indemnification Escrow Shares”) were withheld from the Purchaser Shares payable at Closing, and delivered to American Stock Transfer & Trust Company, as Escrow Agent, to be held by the Escrow Agent pursuant to an escrow agreement, by and among 8i, Seller, and the Indemnified Party Representative (the “Escrow Agreement”).

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

Restrictions on Alternative Transactions

Each of Seller and 8i agreed that from the date of the SPA until the Closing, it would not, among other things, (i) initiate any negotiations with any person concerning an Acquisition Proposal or Alternative Transaction (as such terms are defined in the SPA), (ii) enter into any agreement, letter of intent, memorandum of understanding or agreement in principle relating to such Acquisition Proposal or Alternative Transaction, (iii) grant any waiver, amendment or release under any confidentiality agreement or anti-takeover laws, or (iv) otherwise knowingly facilitate any such inquiries, proposals, discussions, or negotiations or any effort or attempt by any person to make an Acquisition Proposal or Alternative Transaction.

Other Agreements Relating to the Business Combination

Lock-up Agreement

In connection with the Closing, the Seller and its designees agreed, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares (as defined below), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 18 months after the Closing Date (the “Lock-up Period,” which period may, upon written agreement of 8i and the Seller, be reduced for one or more holders of the Lockup Shares). The term “Lockup Shares” mean the Purchaser Shares and the Earnout Shares, if any, delivered as earnout payment, whether or not earned prior to the end of the Lock-up Period, and including any securities convertible into, or exchangeable for, or representing the rights to receive ordinary shares of 8i after the Closing.

Amended and Restated Registration Rights Agreement

At the Closing, 8i entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of 8i and with the Seller with respect to their shares of 8i acquired before or pursuant to the Share Purchase, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with 8i’s initial public offering and any shares issuable on conversion of working capital loans from Sponsor to 8i (collectively, the “Registrable Securities”). The agreement amends and restates the registration rights agreement 8i entered into on November 22, 2021 in connection with its initial public offering. No later than fourteen (14) calendar days from the closing, the Company is to file with the SEC a registration statement on Form S-1 covering the resale of all or such maximum portion of the Registrable Securities as permitted by the SEC. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Seller Release

At Closing the Seller agreed to release 8i, EUDA Health, and all of their respective past and present officers, directors, managers, stockholders, members, employees, agents, predecessors, subsidiaries, affiliates, estates, successors, assigns, partners and attorneys (each, a “Released Party”) to the maximum extent permitted by law, from any and all claims, obligations, rights, liabilities or commitments of any nature whatsoever against 8i, EUDA Health, or any of the Released Parties, arising at or prior to the Closing, or related to any act, omission or event occurring, or condition existing, at or prior to the Closing. The Seller does not release 8i, EUDA Health, or any of the Released Parties from claims arising after the date of the Seller Release, any of the other ancillary agreements to the SPA, or any organizational or governing documents or, of any indemnification agreements with, 8i or any of its subsidiaries.

In connection with the Business Combination, we filed a preliminary proxy statement and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a definitive proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we mailed the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the acquisition. For more information about the Business Combination, please refer to the preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition, and any other documents filed by us with the SEC, which may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 6 Eu Tong Sen Street, #08-13 The Central, Singapore 059817.

Liquidity and Capital Resources

At October 31, 2022 and July 31 2022, we had $265,852 and $193,546 in cash, and working deficit of $1,706,946 and $1,408,615, respectively, (excluding deferred offering costs and investments held in trust account), respectively.

The registration statement for our IPO was declared effective on November 22, 2021. On November 24, 2021, we consummated the IPO of 8,625,000 units (include the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units’), generating gross proceeds of $86,250,000. Each Unit consisted of one ordinary share, one redeemable warrant, and one right to receive one-tenth of an ordinary share upon the consummation of an Initial Business Combination.

Simultaneously with the IPO, we sold to Mr. Meng Dong (James) Tan 292,250 units at $10.00 per unit in a private placement generating total gross proceeds of $2,922,500.

Offering costs amounted to $5,876,815 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting commissions, $649,588 of other offering costs and an excess of fair value of representative’s purchase option of $483,477. Except for the $100 for the Unit Purchase Option and $25,000 of subscription of ordinary shares, we received net proceeds of $87,114,830 from the IPO and the private placement.

On January 21, 2021 and February 5, 2021, we issued an aggregate of 1,437,500 ordinary shares to 8i Holding Limited, which were subsequently sold to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. On June 14, 2021, our Sponsor transferred 15,000 founder shares in the aggregate to the directors for nominal consideration. On October 25, 2021, we issued an additional 718,750 ordinary shares which were purchased by our Sponsor for $12,500, resulting in an aggregate of 2,156,250 ordinary shares outstanding.

On January 12, 2022, Mr. Meng Dong (James) Tan, the then Chief Executive Officer of the Company, agreed to loan the Company up to $300,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Note 1”). The Note 1 was non-interest bearing and payable promptly after the date on which the Company consummated an Initial Business Combination. As of October 31, 2022, the total amount borrowed under the Note 1 was $300,000.

On March 18, 2022, Mr. Meng Dong (James) Tan, the then Chief Executive Officer of the Company, agreed to loan the Company up to another $500,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Note 2”). The Note 2 was non-interest bearing and payable promptly after the date on which the Company consummated an Initial Business Combination. As of October 31, 2022, the total amount borrowed under the Note 2 was $500,000.

On August 16, 2022, Mr. Meng Dong (James) Tan, the then Chief Executive Officer of the Company, agreed to loan the Company up to another $200,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Note 3”). The Note 3 was non-interest bearing and payable promptly after the date on which the Company consummated an Initial Business Combination. As of October 31, 2022, the total amount borrowed under the Note 3 was $200,000.

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

Results of Operations

As of October 31, 2022, prior to the Business Combination, we had not commenced any operations. All activity for the period from January 21, 2021 (inception) through October 31, 2022 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues as of October 31, 2022. We will not generate any operating revenues until after the completion of the Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended October 31, 2022, we had net income of $201,012, which consisted of $499,343 of dividends earned on marketable securities held in the Trust Account, offset by formation and operating costs of $298,331.

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

Ordinary Shares Subject to Possible Redemption

We account for ordinary shares that were subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares featured certain redemption rights that were considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares that were subject to possible redemption are presented at redemption value (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Loss Per Ordinary Shares

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable ordinary shares and the non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 78% for the redeemable ordinary shares and 22% for the non-redeemable shares for the three months ended October 31, 2022, reflective of the respective participation rights.

Deferred Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A –“Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with formation and preparation for the IPO. Offering costs are allocated to the Public Warrants, Public Rights and Public Shares issued in the IPO based on fair value at inception compared to the total IPO proceeds received. Offering costs associated with the ordinary shares are allocated between permanent equity and temporary equity.

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

Management does not believe that this or any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended October 31, 2022, Based on this evaluation, our Chief Executive Officer and Chief financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2021, the Company consummated its initial public offering (“IPO”) of 8,625,000 units (the “Units”) (including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of the over-allotment option). Each Unit consisted of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 292,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,922,500. A total of $86,250,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on November 24, 2021 were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the IPO except with respect to certain registration rights and transfer restrictions. The holders of the Private Units agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed Initial Business Combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we did not complete an Initial Business Combination by November 23, 2022 (or May 23, 2023, as applicable), unless we provided our public stockholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed Initial Business Combination (or sell any shares they hold to us in a tender offer in connection with a proposed Initial Business Combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we did not complete an Initial Business Combination by November 23, 2022 (or May 23, 2023, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if an Initial Business Combination were not consummated. Additionally, our insiders (and/or their designees) agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of an Initial Business Combination. On November 17, 2022, the Company completed the Business Combination with EUDA Health Limited.

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

EUDA Health Holdings Limited

By:	/s/ Wei Wen Kelvin Chen
Wei Wen Kelvin Chen
Chief Executive Officer

Date: November 22, 2022

