Form 10-K
period 2022-12-31
EUDA Health Holdings Ltd
filed 2023-06-28
CIK 1847846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 001-40678

EUDA HEALTH HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Pemimpin Drive #12-07

One Pemimpin Singapore 576151

(Address of principal executive offices and Zip Code)

65 6268 6821

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	EUDA	The Nasdaq Stock Market LLC
Redeemable Warrants	EUDAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of 8i Acquisition 2 Corp., our predecessor, as of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $84.0 million, based on the closing price on that day of $9.745. As of June 19, 2023, there were 24,777,509 ordinary shares outstanding.

Frequently used terms

Unless otherwise stated in this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”), or the context otherwise requires, references to “we,” “us,” “our” “EUDA” or the “Company” are to EUDA Health Holdings Limited, a British Virgin Islands exempt company and references to:

●	“8i” means 8i Acquisition 2 Corp., a BVI business company that changed its name to “EUDA Health Holdings Limited” after the Business Combination.

●	“Board” means the board of directors of 8i prior to the Closing, and the board of directors of the Company following the Closing.

●	“Business Combination” means the transactions contemplated under the SPA relating to the Share Purchase.

●	“Charter” are to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on November 17, 2022.

●	“Closing” means the consummation of the Business Combination.

●	“Closing Date” means November 17, 2022, the date of the consummation of the Business Combination.

●	“Code” means the Internal Revenue Code of 1986, as amended.

●	“EHL” means EUDA Health Limited, a British Virgin Islands business company.

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

●	“Founder Shares” means the outstanding Ordinary Shares held by the Initial Shareholders since November 24, 2021.

●	“GAAP” means accounting principles generally accepted in the United States of America.

●	“Initial Stockholders” means our Sponsor and all of our officers and directors who hold our Ordinary Shares.

●	“IPO” means 8i’s initial public offering.

●	“Nasdaq” means The Nasdaq Stock Market LLC.

●	“SEC” means the U.S. Securities and Exchange Commission.

●	“Securities Act” means the Securities Act of 1933, as amended.

●	“Sponsor” means 8i Holdings 2 Pte Ltd, a Singapore limited liability company.

●	“Units” means 8i units, each consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth of an ordinary share upon consummation of the Business Combination.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

This document contains certain forward-looking statements with respect to our financial condition, results of operations and business, plans, objectives and strategies. These forward-looking statements can be identified by the fact that they do not relate only to historical or current facts. Forward-looking statements often use words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “commit,” “advance,” “likely” or similar expressions that convey the prospective nature of events or outcomes. There are several factors which could cause actual plans and results to differ materially from those expressed or implied in forward-looking statements. Such factors include, but are not limited to:

●	We are an early-stage company with a history of losses and expect to incur significant expenses for the foreseeable future.

●	A significant amount of our revenues is derived from a limited number of customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.

●	If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.

●	Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or ability to pay dividends.

●	We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

ii

●	We may be unable to access sufficient capital needed to fund and grow our business.

●	We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

●	The market price of our common stock is likely to be highly volatile, and shareholders may lose some or all of their investment.

●	Volatility in our share price could subject us to securities class action litigation.

●	Our management team has limited skills and experience related to managing a public company.

●	We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

●	Our stock price may continue to fluctuate.

These and other factors could cause actual results to differ from those implied by the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. The forward-looking statements are based on the current and reasonable expectations of our management but are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated or that we will achieve or realize these plans, intentions or expectations.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties found in “Item 1A. Risk Factors.” You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and the other reports and documents filed by us with the U.S. Securities and Exchange Commission (“SEC”).

●	We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

●	The digital health industry is relatively young, is currently in its early growth stages and is still evolving, and if it develops towards a mature stage more slowly than we expect, if it encounters a pessimistic outlook or if our services are not competitive, the growth of our business will be adversely affected.

●	Our short operating history and the rapidly evolving nature of the industry make it difficult to assess our success and predict the risks and challenges it may encounter.

●	We will require additional funding through sale of either debt or equity securities to support its continuing operations and growth of business, and such funding may not be available on acceptable terms, or at all, and that may adversely impact our business, financial condition, results of operations and growth potential

●	We rely on our corporate clients for a significant portion of its revenue, the loss of which would have a material adverse effect on our business, financial condition, and results of operations.

●	We rely heavily on technology services provided by third parties and its own systems for providing services to clients and members, and any failure or interruption in these services could expose us to litigation and negatively impact relationships with clients, its reputation, brand and business.

●	Our sales and implementation cycle can be long and unpredictable and requires considerable time and expenses, which may cause our results of operations to fluctuate.

●	The digital health industry faces evolving government regulations, and failure to comply with these changes may result in increased costs or adversely affect our results of operations.

●	If our security measures fail to ensure protection of clients’ data, services may be deemed insecure and as a result w could incur significant liabilities, reputational harm, and loss of sales and clients.

●	We previously identified material weaknesses and significant deficiencies in the Company’s internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, this could have a material adverse effect on our business.

●	We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Because we have become a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

●	We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

●	Volatility in our share price could subject us to securities class action litigation.

●	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to stockholders, thereby making Public Warrants worthless.

For a more complete discussion of the material risk factors relevant to us, see “Item 1A. Risk Factors.”

iv

EUDA HEALTH HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

v

PART I

Item 1. Business

Overview

EUDA’s mission is to make high-quality, personalized healthcare affordable and accessible for all its patients. It aims to provide one stop healthcare and wellness services through its proprietary platform, EUDA. EUDA currently has operations in Singapore and has plans to expand across Southeast Asia. Its operations in Singapore includes provision of medical urgent care and property management services.

In January 2020, EUDA acquired 100% of the equity interests in Super Gateway Group Limited (“SGGL”), a property management service company that services shopping malls, business office building, or residential apartments. EUDA aimed to build an Omni-channel health care and products platform in economies of scale and cross-sell opportunities and allows our management services section to expand into new and different verticals of management services in the medical field.

Headquartered in Singapore and established in 2019, EUDA aims to be a leading next-generation Southeast Asian healthcare-technology provider, integrating a full continuum of healthcare services with healthcare data analytics to drive high-quality and efficient care for their patients. The proprietary platform, EUDA, is its core holistic, connected platform, through which it also offers a mobile application platform for its users. What makes EUDA unique is the integration of Artificial Intelligence (AI) and Machine Learning (ML), which provides real-time actionable analytics functionality that enables EUDA’s users to make quick analysis and accurate diagnosis as well as business decisions. The platform gathers numerous data points and performs predictive analysis, where it can compare events and results over time to identify trends across various segments and provide accurate insights, analysis, and predictions regarding healthcare. Its AI applications supported on the EUDA platform include smart triage, smart match, smart claims supports and image recognition, as well as predictive algorithms that can read and analyze MRIs and X-rays. EUDA’s robust unique proprietary technology platform reduces the time taken for diagnostics yet continues to promote standardization of diagnostics, which effectively eliminates inefficiencies. Through EUDA’s software platform, it aims to deliver data-driven, personalized quality insights to patients while they are at the doctor’s office in order to provide them with different healthcare and treatment choices.

EUDA aims to provide a series of products and services through its network and offer an array of complementary products and services to deepen their relationship with its members from assessing the condition, evaluating the risk level to providing personalized support services.

EUDA markets and promotes its Medical Urgent Care services to healthcare provider organizations throughout Singapore using a go-to-market and direct sales organization composed of highly trained and technical team members that are segmented into several highly targeted and coordinated teams. These dedicated sales teams develop content and identifies prospects that the sales development team research and qualify to generate high-grade, actionable sales programs. EUDA’s sales and marketing department leverages on their deep experience to deliver an urgent care solution tailor-fit to the size and specialty of each practice. Through this targeted, coordinated approach, EUDA is able to maximize resource allocation and allow its sales teams to concentrate on execution.

EUDA utilizes both an inside and outside direct sales force to execute on the qualified marketing programs, partnering with client services to ensure the prospect is educated on the breadth of EUDA’s capabilities and demonstrable value proposition. Medical and clinical partners also play an important role in marketing and selling EUDA’s products to its customer base. These partners may shorten the sales cycle and lower the customer acquisition costs. For example, through the Clinic Management System (CMS) partners, EUDA is able to embed its technology into existing health system technology infrastructure which, as a competitive differentiator, may lead to a higher win rate.

EUDA’s sales and marketing department is primarily responsible for planning and developing its overall marketing strategy, conducting market research, coordinating the sales and marketing activities to attract new customers and maintain and strengthen relationships with existing customers, managing the efforts in relation to tender bids and negotiating the terms of EUDA’s Property Management Service and Security Service contracts. The team will explore and establish information channels for business development and market research purposes. Such information channels include websites or other platforms on which property developers or property owners’ associations announce tender opportunities, uncovering business opportunities by way of recommendation or frequent communication with customers and other industry players, and organizing promotional events to showcase EUDA’s service offerings.

Furthermore, EUDA implements various incentive measures to encourage the sales teams to obtain property management service contracts of properties developed by third-party developers through research and analysis of and communication with target customers in the real estate industry and taking advantage of EUDA’s resources and expertise. In addition, various communication channels are adopted to explore more opportunities to provide EUDA’s Property Management Services that are customized and tailored to the specific localities to bring convenience to local property owners and residents. EUDA continually seeks business cooperation opportunities with third-party merchants to enhance the width and depth of its services.

Revenues from EUDA’s property management services decreased from approximately $4.6 million for the year ended December 31, 2021 to approximately $3.8 million for the year ended December 31, 2022. Currently, we do not have any property management services provided to any medical clinics. EUDA generates revenue primarily from services in connection with medical services fees and property management service fees. Medical services fees are generally derived from specialty medical visits in which EUDA acts as a principal connecting physicians to patients. Property management service fees are obtained from contractually recurring revenue from common area management and security management services which it provides to retail and residential properties.

Management believes that EUDA’s platform will eventually provide a full continuum of healthcare services integrated with healthcare data analytics to drive improved outcomes for patients. To achieve this, EUDA aims to continuously build towards a consumer-centric digital ecosystem to allow clients and patients to gain access to quality healthcare while keeping costs affordable. EUDA incorporates AI and ML on the platform and implements relevant solutions to a wide variety of healthcare and homecare services that it currently provides. AI-driven advancement will be increasingly visible throughout the healthcare journey including a strong potential for interactive virtual assistants to improve patient experience and clinician operational workflow. EUDA believes in incorporating technology into the traditional medical services market and creating an end-to-end ecosystem that provides a comprehensive suite of healthcare and wellness services adds great value.

In the wake of the COVID-19 pandemic as nations went into various degrees of lockdown, there was also a permanent and massive digital adoption spurt and an acceleration in the telehealth and digital-health sector. According to Markets & Markets, the global telehealth and telemedicine market is expected to reach USD 191.7 billion by 2025 from an estimated USD 38.7 billion in 2020, due to the following reasons: (1) a rising and aging population (2) the need to expand healthcare access; (3) the growing prevalence of chronic diseases and conditions: (4) a shortage of physicians, (5) advancements in telecommunications, and (6) government support and increasing awareness.

Between 2000 and 2017, global health spending grew by 3.9% a year, outpacing global economic growth as global GDP grew by 3.0%. The World Health Organization has reported that as the growth of cost in healthcare per capita continues to outpace the growth in GDP per capita, the burden of healthcare cost could ultimately grow faster than the economic power to sustain such costs. Particularly in Southeast Asia, the rise in the cost of healthcare is expected to accelerate given the rapid demographic shift in a larger proportion of an aging population, according to Solidiance. As the working age population ages, EUDA believes the prevalence of smoking, overweight and obesity will also translate into a high prevalence of severe non-communicable diseases in the future, adding further pressure and costs to healthcare.

There is an impetus to ensure that healthcare remains more affordable and accessible and in pursuit of this, many technological innovations have been sprouting up in various healthcare verticals. Yet, there remain gaps in the fragmented infrastructure of the healthcare industry which has led to cost and quality inefficiencies. EUDA had taken various steps and measures to integrate technology into various aspects of the healthcare system and aims to bridge the gap between various siloed healthcare verticals to form a comprehensive healthcare and wellness ecosystem. Management believes that EUDA’s platform will eventually improve consumers access to an even higher-quality and more affordable healthcare options that were previously constrained by geographic locations, physician availability, office hours and costs. Digital-health providers that are part of their network had and will continue to undergo a rigorous screening and training process. Additionally, EUDA is currently in partnerships with reputable specialist providers to ensure quality care for their patients, providers on the EUDA network, including medical institutions such as clinics and hospitals, government health agencies and insurers. They are working towards providing providers on their network with greater convenience and flexibility in their operations, training, and support to ensure professional development and through their network of consumers, enabling them to increase income opportunities. The network of providers can also form unique partnerships to further increase their reach of products and services through complementary offerings.

Industry Challenges

Lack of Access to Healthcare

During the outbreak of the COVID-19 pandemic, many Asia-Pacific countries experienced first-hand suffering from a lack of resilient health systems to provide timely and quality care. The impact varied across nations and populations but there has been a disproportionate impact upon the most vulnerable populations. While the number of doctors per 1,000 people varies widely across Asia-Pacific countries and territories, it is generally lower than the OECD average and is unlikely to meet rising health needs. Patients have faced challenges gaining access to affordable and timely health care especially in communities that are traditionally underserved, such as those in remote or rural areas with few health facilities and medical staff. The shortage of skilled health professionals also has an adverse impact on the quality of care offered in health institutions.

Aging population to strain healthcare resources

According to the Economic Research Institute for ASEAN and East Asia, the East and South-East Asia Region currently has the largest number, about 37% of the world’s population, aged 65 or above and this trend is expected to continue over the next three decades. By 2025, 10% of Asia’s population will be people aged 65 years old and above, which is a 14% growth over 2021. This increase is driven by reduced fertility rates and higher life expectancy. By 2025, there will be close to half a billion people aged 65 or above in the Asia-Pacific Region.

As the number of people aged 65 or above increases, there will be a demand for primary care services to screen, assess and manage chronic illnesses and comorbidities, potentially straining healthcare resources. This demographic change also indicates that there may be fewer medical providers to deliver patient care and this shortage will necessitate a change in the existing model for medical care.

Healthcare cost has outpaced economic growth

According to the World Health Organization, between 2000 and 2017, global health spending grew by 3.9% a year while the global GDP grew by only 3.0% a year. The increase in health spending was even faster in low-income countries, where it rose 7.8% a year between 2000 and 2017 while the economy grew by 6.4% a year. In middle income countries, health spending grew more than 6% a year. In high income countries, the average annual growth was 3.5%, about twice as fast as economic growth. If this trend persists, healthcare could grow to a share of the economy and government budgets in ways that are unsustainable, and governments are unlikely to allocate a higher proportion of their budgets to healthcare spending.

Coupled with an aging population, this would mean that a relatively smaller workforce will have to produce the economic wealth to sustain the ever-growing demand for healthcare due to a relatively larger elder population. This will be exacerbated by the future elder population being composed of the working population today, which sees a prevalence of smoking, overweight and obesity rates that may result in a high occurrence of severe non-communicable diseases in the future.

Consulting firm Solidiance has reported that even at present rates, the cost of healthcare in Southeast Asia’s major economies (Malaysia, Singapore, Philippines, Vietnam, Thailand, and Indonesia) is expected to outpace both GDP and population growth, leading to an estimated total healthcare cost of more than US$ 750 billion by 2025, an added burden of US$ 320 billion higher than the total spending of US$ 420 billion back in 2017. Given that public sector is heavily involved in the provision of healthcare, governments are expected to make payments on the majority of this incremental spend. This may cause a crisis in the healthcare systems in several nations unless policy makers are able to develop a more efficient healthcare model for the future.

Poor Medical Experience

Asia-Pacific has been burdened with a problem of an aging population, which is further accentuated by the lack of proper healthcare facilities in developing countries such as Indonesia. One of the key healthcare industry challenges is the limited availability of efficient and quality healthcare services. Patients and doctors are increasingly frustrated by the long wait times, in addition to the high costs associated with traditional medical consultations. There is an increased demand for more convenience, more emphasis on wellness and preventative services, and generally, more control over a person’s own healthcare. The COVID-19 pandemic has driven consumers to demand one-stop solutions for not only their medical needs, but also their overall wellness and educational information on the treatment options. According to a survey by Bain & Company, 72% of the people in Asia Pacific consider wait times to be one of the primary pain points in the healthcare system. Furthermore, the time taken for available traditional medical care services has increased the frustration of not only the aging population but young adults as well. For example, in Indonesia, the average time taken to visit a doctor is 4 hours whereas the average time spent in a doctor consultation is only 10 minutes. This clearly highlights a huge gap in the market which requires the industry leaders to pivot and explore better digital-health services in order to improve the healthcare landscape in the region.

Opportunities for EUDA

Primed for healthcare disruption

Driven by shifting demographics, technological innovations and limited healthcare resources, the Asia-Pacific region is primed for healthcare disruption and digital health ecosystems. McKinsey & Co. estimates that today, digital health impacts more than a billion lives, and estimates show that digital health in Asia could collectively create up to US$ 100 billion in value by 2025, up from US$ 37 billion in 2020. Furthermore, the rising rate of internet users in Asia-Pacific provides a solid platform for the digital healthcare landscape to address the key challenges and burden on the healthcare system in the region. In Southeast Asia alone, the COVID-19 pandemic has also accelerated Internet usage, with 40 million new users in 2020 alone and over 400 million users in the region. The internet penetration rate in Southeast Asia was 69% as of 2021.

The pandemic has lowered commercial barriers for health-tech as this sector sees continued funding by financial and strategic investors which could further fuel technological innovations. The Asia-Pacific region is also expected to present an immense commercial opportunity for the healthcare sector as regional healthcare expenditure in APAC is projected to grow by 11.5% annually to US$ 115.9 billion by 2025, according to a report by L.E.K. Regulators have also begun to recognize the efficacy of Telemedicine, eliminating regulatory barriers and increased policy support to establish and enforce regulation especially during the pandemic. Healthcare investment in Asia-Pacific will also continue to outpace other regions. According to Bain & Company, there was US$ 15.8 billion in healthcare private equity buyout deal value, with a growth rate of 38% between 2013 and 2018, compared with 29% for the rest of the world.

Accelerated consumer adoption of Health-Tech

Bain & Co. estimates that in Southeast Asia, Health-tech usage has grown by 400% in 2020 and has retained its users post-lockdown. As telehealth played crucial roles during the various degrees of lockdown, it has accelerated consumer adoption of health-tech. Within Indonesia, as the healthcare system remains under pressure from the pandemic with hospitals struggling with the surge of patients, the government turned to provide remote services by telehealth firms such as Alodokter and Halodoc and included free consultations and medication delivery. This allows for prescriptions to be issued and delivered to non-critical patients eliminating the time spent on travel and waiting for a consultation. At the same time, telehealth has alleviated the load on healthcare systems and prioritized hospitals for patients with more critical symptoms.

Telemedicine also enables communities in rural and underserved urban areas to gain access to healthcare by overcoming distance and time barriers between healthcare providers and patients. Remote care and diagnosis via telemedicine will reduce patients’ distance travelled for specialist care and related expense, especially critical for countries with a large, dispersed population such as Indonesia. Emerging health ecosystems have already impacted more than a billion lives in Asia.

Platform to improve health and wellness of all participants

Chronic diseases remain a significant burden on healthcare systems globally. These progressive diseases are significant causes of illness and death and can last for extended periods of time and require long-term treatment. These could be managed through chronic disease management and some public and private payers have begun leveraging digital technologies to nudge consumers to monitor their health and lower the long-term cost of care.

The presence of a healthcare ecosystem will allow for tie-ups with an extensive network of medical partners to promote fitness and dietary guidelines to a wider pool of the population. The utilization of big data and AI in digital health will also allow for forward-looking data that can help avoid or mitigate non-communicable diseases. Telehealth can promote a healthy lifestyle and provide value-added services ranging from post-surgery rehabilitation work to customizable fitness plans to combating chronic conditions, amongst others.

Competitive Strengths

EUDA believes that the following competitive strengths helped differentiate it from its competitors:

●	Unique business model that encompasses the full spectrum of healthcare & wellness services: Its unique ecosystem-based business model integrates a full continuum of healthcare services with healthcare data analytics to drive improved outcomes for patients. EUDA is an all-encompassing healthcare management platform purpose-built to power the entire ecosystem of value-based care for both businesses and individual consumers. EUDA operates on a unified platform to deliver better care for their patients, improving their overall journey with EUDA. The platform allows healthcare providers and employers to give patients more personalized affordable care and improved healthcare outcomes utilizing data and technology. EUDA offers a comprehensive suite of services for both healthcare and wellness services in order to recognize the needs of their customers at every step of their journey.

EUDA’s services are divided into four verticals, namely, Healthcare, Lifestyle & Wellness, Health Plans and Enablement. This ensures that the entire patient journey within the EUDA platform itself has been fully captured and EUDA is strategically aligned to provide end to end solutions for their patients. This begins from customer acquisition and runs all the way to prescriptions to the delivery of medications and ultimately provision of continuous care.

EUDA’s healthcare solutions include services ranging from 24/7 medical urgent care to digital pharmacy solutions as well as diagnostic and monitoring services. Subsequently, EUDA will be able to digitally connect their patients requiring support for mental health to their panel of therapists and psychologists. Furthermore, in line with their commitment to cover the entire spectrum of care and wellness services, their wellness vertical includes services such as an e-commerce one-stop shop marketplace for the sale of health and supplement products including dietary snacks, home care services such as home nursing care and home consultation services, a fitness segment, and also a men’s and women’s health which covers a suite of targeted wellness content. Lastly, under the health plans vertical, EUDA will be providing monthly subscription packages that covers corporations as well as individuals for a selection of telehealth services such as teleconsultation, online pharmacy and health screenings. Therefore, through their spectrum of services, EUDA will be addressing the needs of multiple consumer segments and hence, take a holistic approach that improves health outcomes.

-	Creating superior user experience through their wide array of technological capabilities: EUDA’s integrated platform is a one-stop healthcare hub that will centralize all of its existing and future programs into a single, user-friendly application, providing its customers access to its services in real-time 24/7. One of its key differentiating factors arises from the proprietary technology platform is to enhance the speed and efficacy of care. Regardless of the nature of the malaise or injury, EUDA’s proprietary technology can recognize, analyze, and determine the type of treatment required instantly. The software platform will allow members to be able to enjoy better care coordination, receive remote consultation and enables clients to reach out to the local assistance centers for medical assistance as well as to receive precautionary reminders and any potential disaster warnings.

By using such integrated technology, EUDA aims to provide a premium experience to each of its members as they progress through different stages of their health care journey. The ability to deliver efficient, high-quality care is done through leveraging their proprietary AI and ML capabilities. It seamlessly guides the intake of members, facilitating assessment of inquiries, collection of relevant data and review of medical records with the sole aim of safely navigating its members to the right healthcare resources together with the right clinical expertise. This ultimately leads to better outcomes and more efficient utilization of resources. Furthermore, valuable data is collated throughout the process, that in turn feeds back into improving the performance of its machine intelligence.

In addition to the merits of EUDA’s technological capabilities, EUDA will be able to run secure and effective solutions such as the blockchain that will cover the entire healthcare process. EUDA will be utilizing blockchain’s ability to keep an incorruptible, decentralized, and transparent log of all patient data. While blockchain is transparent, it is also private, concealing the identity of any individual with complex and secure codes that can protect the sensitivity of medical data. The decentralized nature of the technology also allows patients, doctors, and healthcare providers to share the same information quickly and safely.

Therefore, EUDA believes its investment in technology ultimately will enable it to provide a better user experience at a lower cost of service, giving it an added advantage over its competitors.

-	Strong presence and wide network of partners to complement its Always-On approach: EUDA provides 24/7 concierge-level care coordination services for its high-risk members. As a digital health company, EUDA strongly believes in advocating the presence of healthcare at any time and any place as needed by its customers. Its coordination specialists are trained to cover all emergency, primary and specialty services and provide the highest level of personalized medical concierge level services at the push of a button. Furthermore, EUDA is working to strengthen its capability through its geographical presence and wide network of relationships with medical partners.

EUDA currently operates in Singapore and has a sizeable number of medical partners across the healthcare spectrum ranging from ambulatory service providers and General Practitioner (GP) clinics to hospitals and specialist consultants. This allows them to provide to their clients, which consists of a range of corporate clients coming from various industries, as well as households. The widest range of urgent care options are usually based around pricing, proximity, choice of treatment and medications. Therefore, EUDA’s relationships with medical partners give it a great competitive edge as it is able to provide top notch round-the-clock healthcare services based on the requirements expected from its clients.

Led by a team of visionary leaders: Another key differentiating factor for EUDA is the rich blended nature of the management team. EUDA’s management team comprises of executives with extensive experience in Healthcare, Technology, Insurance & Consumer Experience segments. The wide array of industries captured by EUDA’s management team allows EUDA to deliver superior products and services to its customers as the management team possesses an in-depth understanding of the pain points prevalent in the industry. The combination has also enabled us to address the market gap in the healthcare industry with an innovative data driven all-in-one healthcare platform.

Rapidly diversifying and growing service verticals to improve monetization channels: EUDA believes that its competitive advantage is its wide array of service verticals that allows it to serve the needs of multiple consumer segments. The diverse nature of its offerings allows EUDA to expand its market reach both horizontally and vertically. The cross-selling of services further lends itself to a sustainable and ever-expanding business model. EUDA aspires to make the EUDA ecosystem a perpetually growing platform in terms of the addition of health and wellness verticals. EUDA has a wide array of additional health verticals in its roadmap and is determined to realize providing digital health access to specialist health and wellness verticals in the Southeast Asia region. Segments that are currently in development include: Digital Pharmacy, Medical Tourism, Chronic Disease Management, Mental Health, Diagnostics and Monitoring, Marketplace, Fitness, Women’s Health, Corporate & Individual Health Plans and EUDA Society (Doctor’s Insurance). With the expansion of its service verticals, EUDA hopes to provide a more comprehensive platform customers and expand its monetization channels to increase synergies between their business segments. However, due to budgetary and other financial issues during the first five months of 2023, the timeline for the development of such health verticals have been pushed back to the second quarter of 2024 at the earliest.

EUDA’s Growth Strategy

EUDA’s growth strategies include the following:

Drive Greater Adoption with their Existing Clients

●	EUDA intends to drive greater adoption among existing patients by expanding the populations to which it offers services. Health plans may offer the option of digital health to a subset of their total membership and over time expand this service to more members. Health systems may start with a single hospital or region and then expand system wide. EUDA also plans to increase adoption within Singapore. EUDA believes in continually increasing awareness of and loyalty to its solution by adding new and complementary products and services, third-party connections, and other strategic alliances, so as to grow its solution towards becoming the single source for on-demand healthcare for its clients.

●	Clients have also embedded digital care more fully into their operations, where they plan to continually refine and enhance their user experience. Hence, they will be using targeted patient and medical provider engagement campaigns, best practices training as well as operational support to further drive an increase in usage across their platform. EUDA is also building robust data repositories to strengthen its predictive models and multi-channel marketing strategies to provide a more complete picture of its clients, enhancing its ability to lead targeted and purposeful campaigns, and it plans to invest heavily in marketing technologies that allow us to increase client touchpoints. Lastly, EUDA plans to actively engage clients in benefit design, worksite marketing and executive sponsorship strategies to drive awareness about its services.

Increase Penetration by Adding New Clients within its Core Verticals

●	EUDA had and will continue to invest in its direct sales force and channel management capabilities to sustain growth and client support. As its clientele stems mainly from the realm of blue-chip companies, it represents a significant opportunity for new client growth with large employers. EUDA further believes in forging ahead to compete with the market leaders in the digital health industry, given its unique positioning strategy to capitalize on the Business to Business to Consumer, or B2B2C. Growth is expected to be generated by word of mouth amongst corporations accompanied by enhanced brand awareness. EUDA believes the B2B2C model will bring about higher growth with lower cost of customer acquisition in comparison to a direct Business to Consumer, or B2C model. EUDA will also direct resources into new marketing technologies and campaigns to support their sales force in lead generation along with new client generation and implementations.

Invest in New Clinical Specialties

●	EUDA currently offers its client’s access across a wide range of areas from chronic disease management, medical tourism, mental health to men’s and women’s health such as hair loss and contraception. It plans to also offer direct access to behavioral health professionals who treat conditions such as anxiety and smoking cessation. It plans to leverage on its highly scalable platform by expanding into new clinical specialties, such as standalone dermatology services, second opinions and chronic conditions such as diabetes, and by focusing on expanding its services amongst current clients such as by offering behavioral health as a commercial service to their clients. As EUDA expands its clinical offerings, it plans to further eliminate gaps in continuity of care in order to provide coordinated care along the healthcare delivery continuum.

Expand Across Care Settings and Use Cases

●	EUDA intends to expand its solutions across additional care settings and explore ancillary opportunities that will broaden its business. EUDA believes its services have wide applicability across new use cases, including home care, post discharge, wellness, screening and chronic care. It takes a holistic approach to improve outcomes for its clients and provide wellness and prevention through Health, Fitness and Nutritional modules. It is also looking to provide campus clinics and workplace health services as well as medical emergency assistance.

●	EUDA is also currently extending the number, range and functionality of their benefits applications, and will hope to continue to respond quickly to evolving market needs with innovative solutions, including broadened health kiosk access, mobile applications, biometric devices and at-home testing.

Invest in Digitalization and Innovation for Digital Care Capabilities

●	EUDA plans to expand the reach of its digital platform into new areas by investing in new technologies. For example, it is looking to incorporate a fitness function within EUDA, allowing individuals to connect to fitness applications on the EUDA platform. It is looking to partner with a local digital fitness provider that offers a suite of fitness and wellness content. The classes will allow individuals to reach their fitness goals anywhere and anytime, offering a series of workout sessions including full body, targeted workouts, stretch and recovery.

●	EUDA is constantly investing in AI technology that is designed to help expand patient engagement while improving efficiencies, reducing the cost of care and promoting better care coordination. For example, there will be an AI deployment enabling a patient-provider matching tool, allowing patients to input their preference for doctors, timing and area of specialist onto the EUDA platform and its platform will synthesize patient’s preference to ensure best matches to boost efficiency and user experience.

●	Continued investment in interoperability, including remote patient monitoring, advanced analytics and lab services as well as the home delivery of pharmaceuticals, is expected to allow EUDA to expand use cases. Its investments in interoperability with other technologies have also allowed it to partner with innovative companies to develop unique products and services. Its strategic partnership will allow its services to be accessed directly through the EUDA interfaces. EUDA believes these partnerships will differentiate their offering and add new capabilities to drive demand and add value for its clients.

Leverage Existing Sales Channels and Penetrate New Medical Provider Markets

●	EUDA has developed a highly effective distribution network to target large employers and it is committing incremental sales and marketing resources to the small-medium enterprises to increase its penetration within this market. Additionally, EUDA intends to further penetrate the medical provider market, notably hospitals and group physician practices, as it believes its solution offers the medical community an attractive platform from which to generate substantial income by acquiring new patients and to better participate in emerging risk-sharing and value-based payment models. With expanded access to available health insurance, it also intends to pursue health insurance companies about their services, hence, insurance companies may represent an attractive new sales channel.

Expand into International Markets

●	As regulatory and reimbursement systems around the world evolve, EUDA sees a significant opportunity to expand internationally. It is also exploring joint international offerings with existing partners, as well as with strategic acquisitions to further boost their geographical footprints in Southeast Asia.

Pursue Focused Acquisitions

●	EUDA’s comprehensive platform and know-how enable it to selectively pursue strategic and complementary businesses to support its clients’ needs. Its acquisition strategy is centered on acquiring technologies, products, capabilities, clinical specialties and distribution channels that are highly scalable and rapidly growing. EUDA will continue to evaluate and pursue acquisition opportunities that are complementary to their business, though we have no acquisitions contemplated at this time.

Intellectual Property Rights

EUDA owns or otherwise have rights to the trademarks and service marks, used in conjunction with the marketing and sale of its products and services. This includes trademarks, such as EUDA, Euda and euda, which are protected under applicable intellectual property laws and are EUDA’s property and the property of its subsidiaries. Solely for convenience, EUDA’s trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that EUDA will not assert, to the fullest extent under applicable law, its rights or the right of the applicable licensor to these trademarks and trade names.

Save for the trademarks and domain name disclosed in this Annual Report, EUDA’s business and profitability is not materially dependent on any trademark, patent, domain name or other intellectual property. EUDA holds no issued patent and EUDA is not aware of any infringement (a) by EUDA of any intellectual property rights owned by any third parties; or (b) by any third party of any intellectual property rights owned by EUDA. To the best of EUDA’s knowledge, there had not been any pending or threatened claim made against EUDA, nor have there been any claim made by EUDA against third parties, with respect to the infringement of intellectual property rights owned by EUDA or third parties.

EUDA currently does not hold any patents, but retains intellectual property rights in its technology and platform (which are used in managing and delivering consultations) by including contractual provisions in each service agreement with its customers, which provide that background intellectual property rights either (i) owned or licensed by EUDA or (ii) developed outside of the respective services agreement, belong to EUDA. This includes significant know-how in understanding how to leverage cloud components deployed in the current platform, other third-party technologies, and EUDA’s own technology, to deliver a first-class digital healthcare service.

EUDA Ecosystem

Consumer-centric digital ecosystems are emerging across the world in response to these fundamental forces disrupting healthcare. Such ecosystems are designed to seamlessly deliver the right care in the right setting at the right time by integrating three critical components: (a) a network of health-service providers across care settings, (b) a system of intelligence that leverages behavioral, social, and health data to analyze patients’ needs and selects the appropriate provider, and (c) a technology backbone that enables data and insights to flow between care providers.

In order to capitalize on this industry trend, EUDA is building a healthcare ecosystem that encompasses the full spectrum of healthcare and offers a comprehensive suite of health and wellness solutions. EUDA is an all-encompassing healthcare management platform purpose-built to power the entire ecosystem of value-based care for both businesses and individuals. EUDA offers healthcare solutions that strengthen the delivery of holistic medical care. It operates on a unified platform to streamline comprehensive patient-centered care and disease management, unmatched data integration, broad-spectrum collaboration, patient engagement and configurable analytics and reporting.

EUDA’s ecosystem is strategically aligned to provide comprehensive solutions for their patients. This begins when a person signs up for their service and runs all the way to prescriptions, the delivery of medication and providing continuous care. The software will be powered by ML and AI capabilities that will cover the full spectrum of a patient’s visit cycle from E-triage, GP consult, E-medical certificates, and medical prescriptions. In addition to the medical aspect of healthcare, their ecosystem also encompasses the general well-being of their customer and patients and therefore, caters to the fitness, dietary supplements and healthy snacks needs.

EUDA’s AI and ML driven chatbot service will be supported by its extensive database that drives the e-triage process. The ML function learns and improves the accuracy of outcomes as the database expands with more data inputs.

Moreover, its patients are connected to the EUDA ecosystem through the EUDA mobile application. This, in turn, enables its users to connect to certified doctors 24/7 through the convenience of video consultations via either phone or tablet. The application provides patients with quick and easy communication with doctors who are readily available for addressing any medical issues. If medically necessary, doctors can also quickly prescribe medication and connect patients with the pharmacy of their choice. Furthermore, the inbuilt data analytics functionality gives user insights on improving health through health management modules and encourages program participation for targeted lifestyle rewards and campaigns with selected partners.

Unique Value Proposition

EUDA provides a unique value proposition to its users through the utilization of its core resources and competencies:

-	Superior capabilities of Artificial Intelligence and Machine Learning: EUDA’s technology platform leverages on at least 1,000 common diagnostic patterns and represents a repository of valuable healthcare information of its clients that can be analyzed and dissected through data analytics to ensure optimal therapeutic outcomes for its patients. ML can also be used to better understand human behavior, habits, and interactions to realize continuously improved outcomes.

-	Always-On Approach: The coordinator specialists provide 24/7 concierge-level care coordination services for their high-risk members and cover all emergency, primary and specialty services.

-	Expanding Network of medical partners: EUDA’s network consists of various medical partners across the healthcare spectrum ranging from ambulatory service providers and GP Clinics to Hospitals and Specialist Consultants. By leveraging on their expanding network, EUDA is able to offer its clients the widest possible range of urgent care options based around pricing, proximity, choice of treatment and medications.

-	Ensuring real-time quality of their service providers: EUDA’s service network is composed of accredited medical professionals who are continuously trained to maintain a high standard of care. The roster of medical professionals is continuously reviewed and updated to ensure the highest quality of healthcare resources are made available to its clients. Each of the medical practitioners in EUDA’s roster has on average 15 years of experience.

EUDA plans to establish its presence beyond Singapore, across the Southeast Asia region. Its strategy continues to be targeted at underdeveloped health and wellness verticals to first establish its presence before dedicating more resources to capture more market share.

EUDA’s Solutions

EUDA’s platform will provide a full continuum of healthcare services integrated with healthcare data analytics to drive improved outcomes for patients. Its services can be broken down into four spectrums: Healthcare, Lifestyle & Wellness, Health Plans, and Enablement all on a single platform. The convenience of expanding existing offerings to provide services from Primary to Post-surgery care as well as ongoing preventive healthcare for clients, regardless of the level of healthcare required, is unparalleled in the healthcare services Southeast Asia market.

EUDA currently provides 2 services namely Medical Urgent Care and Property Management Services.

●	Medical Urgent Care

EUDA’s Medical Urgent Care service aims to deliver top-notch healthcare assistance and medical evacuation to offer individual and corporate client’s peace of mind around the clock. The proprietary technology enables EUDA to provide the members with a seamlessly integrated medical assistance operation, reducing any possible delays in execution of cases. Regardless of the severity of the injury, the platform can recognize, analyze, and determine the type of treatment required instantly, mitigating any health-related risks and associated costs.

EUDA continues to invest in the existing EUDA platform to develop new technologies, products, modules, programs, and capabilities to meet the broadening needs of its clients. EUDA is also looking to partner with its clients and/or other stakeholders to build new features, modules, and programs. This includes the ongoing development of its digital tools program capabilities.

EUDA plans to expand the reach of its digital platforms into new areas by investing in new technologies such as AI and its digitally enabled technology with the goal of improving the patient-physician consult experience, enhancing the company’s health service offerings, improving healthcare delivery efficiency and providing one avenue for the collection, organization and structuring of data.

●	Property Management Services (Home Care Services)

The Property Management Service covers the management of properties such as condominiums and shopping malls, which are part of the retail and residential properties we service. Categorized under Home Care Service line from 2023 onwards, this service line together with the Security Service will eventually evolve to provide home-based medical services to households. The home care service line will be a medical integrated property management services in homes and offices that comes with general home care and specialized care service curated based on member’s needs. Services include but not limited to are remote monitoring, continuous care management, chronic disease management, post-surgery care, infusion, and preventative service. EUDA aims to also integrate the Security Service with its core business of providing users with an integrated platform offering medical services by eventually training and providing security personnel at public events for medical support.

Marketplace

Internet penetration and the proliferation of online mobile applications has marked a significant shift in the global retail landscape to e-commerce platforms. Consumer shopping habits have been molded with increasing digitalization as they can now explore a plethora of options and products at the simple touch of a finger. E-commerce has transformed the entire retail value chain from the selection of products to the transaction process and finally receiving the actual product. This has also had a trickle-down effect on health and wellness products as more and more consumers are turning to the internet as a marketplace to address and fulfil their needs.

In order to capitalize on this industry uptick, and as part of its wider ecosystem, EUDA operates a Digital Health Marketplace (DHM), a smart online retail platform specializing in consumer health and wellness. This platform is powered by smart capabilities for members to compare and find the most cost-efficient product. The DHM represents an online marketplace that aims to simplify clients and end-users’ access to health and wellness-based consumer products.

Under the DHM, EUDA operates in three main segments that are outside the realm of prescription medicine:

●	Dietary Supplements: The dietary supplements market came under the limelight as a result of the COVID-19 pandemic which drove a massive awareness for personal health and immunity-boosting supplements. According to Grand View Research, the global dietary supplements market was valued at US$ 151.9 billion in 2021 and is expected to expand at a CAGR of 8.9% between 2022 to 2030. In terms of demographics, working adults accounted for 46.6% of the overall revenue in 2021 as a result of significant lifestyle changes and hectic work schedules due to the shift to work-from-home amidst the pandemic. Southeast Asia is one of the key markets which is expected to see significant growth during the forecast owing to the growing middle class and the increasing expenditure on health-enhancing products. EUDA is well-poised to capitalize on this untapped potential with its data driven DHM and its growing presence in the Southeast Asia market.
●	Skincare: The demand for skincare products, especially through online outlets, saw a massive increase during the pandemic period as there was a rising cognizance of the various benefits of using personal care products. Moreover, within the skincare segment, the demand for natural and organic skincare products proved to be more lucrative. According to Mordor Intelligence, the Global Skincare Products Market was valued at US$ 140.92 billion in 2020 and is forecast to grow at a CAGR of 4.69% from 2021 to 2026. EUDA is strategically positioned to capture the robust growth due to its strategic presence in the region as well its reliable and credible network of partners.
●	Healthy Snacks: Health consciousness has been one of the major drivers behind the exponential growth of the healthcare industry, especially the healthy snacks industry. The preference for a quality lifestyle and ensuring that the nutritional needs of the body are met has boosted the demand for healthy snacks. According to Fortune Global Insights, the global healthy snacks market was valued at USD$ 78.13 billion in 2019 and is projected to reach USD$ 108.11 billion by 2027, exhibiting a CAGR of 4.2% during the forecast period. Another key contributor to the growth of this market is the increasing prevalence of chronic and acute diseases which have driven the shift to healthier lifestyle choices. Health-conscious consumers are expected to increase as the need for healthier lifestyle becomes more prevalent and therefore, with EUDA’s DHM, it will augment the online retail space for the healthy snacks industry.

EUDA’s ecosystem facilitates patients who are looking for healthier lifestyles to utilize the marketplace for their nutritional supplementation at the click of a button. EUDA marketplace is an online e-commerce function of the EUDA application and website that provides consumers with the tools to optimize their wellness e-commerce experience and maximize their health savings through making qualified and informed decisions in their shopping experience. The platform will offer on-demand and subscription-based services for health and wellness products, supplementing the service of care with technology, both at the front and back end. The AI-assisted bot will offer suggestive content and products to boost user’s well-being. EUDA platform not only enables consumers to make informed decisions but also helps them understand, manage and purchase products through educational content in accordance with their individual needs and benefits.

EUDA’s Marketplace will improve the lives of their patients by providing convenience, lowering prices and offering discounts and wide range of products for the consumer health and wellness industry. They aim to leverage their expanding network of medical partners to further promote the need for health-consciousness and using superior dietary supplements for a healthier lifestyle as they continue to steer through the pandemic.

Legal Proceedings

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

On March 30, 2022, the State Courts of the Republic of Singapore had reached a verdict that the Company’s subsidiaries, KRHSG and Melana (Defendants) is liable to compensate Jamie Fan Wei Zhi (Plaintiff), the Company’s related party for failing to procure the release of the Plaintiff from the guarantees to secure a credit line from United Overseas Bank before December 31, 2020. The Defendants agree to compensate the Plaintiff the sum of $3,704 (SGD 5,000) per month as guarantor fee starting from January 1, 2021 until the Defendants procured the release of the Plaintiff as the guarantor of the loan. The Defendants released the Jamie Fan Wei Zhi as the guarantor of the loan on October 31, 2022. As of December 31, 2022, the Company has paid Jamie Fan Wei Zhi $74,966 (SGD 100,000), and no more balance outstanding.

Employees

We had 150 employees as of December 31, 2022, including our three named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relations issues. We believe we have good relations with our employees.

Share Purchase Agreement

On the Closing Date, the Company consummated the previously announced business combination contemplated by the Share Purchase Agreement (the “SPA”) between 8i Acquisition 2 Corp., a BVI business company (“8i”), EUDA Health Limited, a British Virgin Islands business company (“EHL”), Watermark Developments Limited, a British Virgin Islands business company (“Watermark” or the “Seller”), and Kwong Yeow Liew, dated April 11, 2022 and amended May 30, 2022, June 10, 2022, and September 7, 2022. As contemplated by the SPA, a business combination between 8i and EUDA was effected by the purchase by 8i of all of the issued and outstanding shares of EUDA from the Seller (the “Share Purchase”), resulting in EUDA becoming a wholly owned subsidiary of 8i. In addition, in connection with the consummation of the Share Purchase, 8i has changed its name to “EUDA Health Holdings Limited.” The transactions contemplated under the SPA relating to the Share Purchase are referred to herein as the “Business Combination.”

Pursuant to the terms of the SPA, upon the consummation of the Business Combination (the “Closing”), any and all outstanding units of 8i, composed of one ordinary share of 8i, no par value (the “8i Ordinary Shares”), one warrant (the “8i Warrants”), with every two 8i Warrants entitling the registered holder to purchase one 8i Ordinary Share, and one right to receive one-tenth (1/10) of one 8i Ordinary Share upon the consummation of an initial business combination (the “Rights”) (collectively, the “Units”) were separated into their component parts and the 8i Ordinary Shares and 8i Warrants were re-designated on a one-for-one basis, and the Rights were converted (at the rate of one-tenth (1/10) of a share for each outstanding Right), into ordinary shares of EUDA Health Holdings Limited, no par value (the “Company Shares”). The Company’s shareholders of record (the “Shareholders”) are entitled to one vote for each Company Share held on all matters to be voted on by Shareholders. Shareholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Company Shares. The Company Shares and warrants (the “Warrants”) are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “EUDA” and “EUDAW,” respectively.

Prior to the Closing, the Units, 8i Ordinary Shares, 8i Warrants and Rights were listed on Nasdaq under the symbols “LAXXU,” “LAX,” “LAXXW,” and “LAXXR,” respectively. In connection with the Business Combination, all of the Units separated into their component parts and ceased trading on Nasdaq. No fractional Company Shares were issued upon the conversion of the Rights.

Amended and Restated Registration Rights Agreement. At the closing, the Company entered into an amended and restated registration rights agreement (as amended, the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of the Company and with the Seller with respect to their shares of the Company acquired before or pursuant to the Share Purchase, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Company’s initial public offering and any shares issuable on conversion of working capital loans from the Sponsor (as defined in the SPA) to the Company (collectively, the “Registrable Securities”). The agreement amends and restates the registration rights agreement the Company entered into on November 22, 2021 in connection with its initial public offering. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, no later than fourteen (14) calendar days from the Closing, the Company is to file with the SEC a registration statement on Form S-3 (or Form S-1) covering the resale of all or such maximum portion of the Registrable Securities as permitted by the SEC. The Amended and Restated Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Lock-up Agreement. In connection with the Closing, the Seller and its designees entered into lock-up agreements agreeing, subject to certain exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares (as defined below), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 18 months after the Closing Date (the “Lock-up Period,” which may, upon written agreement of the Company and the Seller, be reduced for one or more holders of the Lockup Shares). The term “Lockup Shares” mean the Purchaser Shares (as defined in the SPA) and the Earnout Shares (as defined in the SPA), if any, delivered as earnout payment, whether or not earned prior to the end of the Lock-up Period, and including any securities convertible into, or exchangeable for, or representing the rights to receive ordinary shares of the Company after the Closing.

Indemnification Agreements

At Closing the Company entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancement by the Company of certain expenses and costs relating to claims, suits or proceedings arising from service as an officer, director, employee, agent or fiduciary of the Company to the fullest extent permitted by applicable law.

Seller Release

At Closing, the Company entered into a release (the “Seller Release”) whereby Seller agreed to release 8i, EUDA, and all of their respective past and present officers, directors, managers, stockholders, members, employees, agents, predecessors, subsidiaries, affiliates, estates, successors, assigns, partners and attorneys (each, a “Released Party”) to the maximum extent permitted by applicable law, from any and all claims, obligations, rights, liabilities or commitments of any nature whatsoever against 8i, EUDA, or any of the Released Parties, arising at or prior to the Closing, or related to any act, omission or event occurring, or condition existing, at or prior to the Closing. The Seller does not release 8i, EUDA, or any of the Released Parties from claims arising after the date of the Seller Release, any of the other ancillary agreements to the SPA, or any organizational or governing documents or, of any indemnification agreements with, 8i or any of its subsidiaries.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at https://www.nauticusrobotics.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our SEC filings are also available to the public from the SEC’s internet site at https://www.sec.gov.

Item 1A. Risk Factors

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the robotics industry, as well as risks that affect businesses in general. The risks disclosed in this Annual Report on Form 10-K could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

Our ordinary shares and warrants currently trade on The Nasdaq Capital Market under the symbols “EUDA” and “EUDAW,” respectively. We are not currently in compliance with Nasdaq’s continued listing standards and our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.

On April 5, 2023, the Company received a notice from Nasdaq (the “Initial Notice”) indicating that, as a result of not having timely filed the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC (the “Initial Delinquent Filing”), the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of all required periodic financial reports with the SEC. On May 18, 2023, the Company received an additional notice from Nasdaq indicating that, as a result of an additional delinquency in the timely filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (together with the Initial Delinquency Filing, the “Delinquent Filings”), the Company remained out of compliance with Nasdaq Listing Rule 5250(c)(1).

The Company was provided up to June 5, 2023 to or 60 days from the Initial Notice, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company submitted such plan on June 5, 2023. On June 13, 2023, the Company received a determination letter from Nasdaq advising it that the Nasdaq Staff has accepted the Company’s plan to regain compliance with the Rules provided that the Company must file its Delinquent Filings as required by the Rule on or before August 4, 2023. If the Company fails to file the Delinquent Filings by August 4, 2023, the Company may receive a notice that its securities will be delisted. In that case, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. If our appeal fails, the Company’s securities may be delisted.

If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our ordinary shares. In the event of a delisting, we would take action to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our ordinary shares to become listed again, stabilize the market price or improve the liquidity of our ordinary shares, prevent our ordinary shares from dropping below the Nasdaq Capital Market’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s other listing requirements.

Delisting from Nasdaq could also result in negative publicity. If we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the liquidity of our ordinary shares and/or warrants and the ability of our shareholders to sell our ordinary shares and/or warrants in the secondary market. If our ordinary shares and/or warrants are delisted by Nasdaq, our ordinary shares and/or warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our ordinary shares and/or warrants. In the event our ordinary shares and/or warrants are delisted from The Nasdaq Capital Market, we may not be able to list our ordinary shares and/or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system. Delisting could also lead to the potential loss of confidence by employees and customers, the loss of investor interest, and fewer business development opportunities.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2022, the Company’s negative working capital deficit was approximately $4.1 million, and the Company had cash and restricted cash of approximately $0.8 million. The Company has experienced recurring losses from operations and negative cash flows from operating activities since 2020. In addition, the Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. There is no assurance that the Company’s capital raising efforts will be successful. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Further, the Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

EUDA previously identified material weaknesses in the Company’s internal control over financial reporting, and if EUDA is unable to achieve and maintain effective internal control over financial reporting, this could have a material adverse effect on our business.

The Company produces our consolidated financial statements in accordance with the requirements of U.S. GAAP. Effective internal controls are necessary for EUDA to provide reliable financial reports to help mitigate the risk of fraud and to operate as a publicly traded company. Prior to the Business Combination, EUDA was a private company with limited accounting personnel and other resources with which to address internal controls and procedures. EUDA and our independent registered public accounting firm identified material weaknesses in the Company’s internal controls over financial reporting in connection with the audits of EUDA’s financial statements for the years ended December 31, 2022 and 2021. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that were identified related to: (i) lack of sufficient financial reporting and accounting personnel, especially those with understanding of U.S. GAAP knowledge; (ii) lack of proper mechanism to identify and assess the experience and qualification of third-party specialists. As a result of these material weaknesses, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2022 and 2021. EUDA is in the process of developing a plan to remediate these material weaknesses and will continue to identify additional appropriate remediation measures. However, the material weaknesses will not be considered remediated until the remediation plan has been fully implemented, the applicable controls are fully operational for a sufficient period of time, and the Company has concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

At this time, EUDA cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. As a public company, EUDA will be required to further design, document and test the Company’s internal controls over financial reporting to comply with Sarbanes-Oxley Act Section 404. If existing material weaknesses or control deficiencies are not remediated or if material weaknesses or control deficiencies occur in the future, EUDA may be unable to report the Company’s financial results accurately on a timely basis or help prevent fraud, which could cause EUDA’s reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of EUDA’s ordinary shares to decline. If we have material weaknesses in the future, it could affect the financial results that the Company reports or create a perception that those financial results do not fairly state EUDA’s financial position or results of operations. Either of those events could have an adverse effect on the value of the Company’s ordinary shares.

Further, even if EUDA concludes that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s results of operations or cause EUDA to fail to meet future reporting obligations.

EUDA will require additional funding through sale of either debt or equity securities to support its continuing operations and growth of business, and such funding may not be available on acceptable terms, or at all, and that may adversely impact EUDA’s business, financial condition, results of operations and growth potential.

EUDA’s operations have consumed substantial funds since inception. It will continue to require substantial funding to support its continuing operations. The Company also intends to continue to make significant investments to support business growth, respond to business challenges or opportunities, develop new applications and services, enhance existing solution and services, enhance operating infrastructure and potentially acquire complementary businesses and technologies. EUDA may seek to use equity or debt financings to raise additional funds to support its continuing operations and support growth initiatives. In February 2023, Alfred Lim, Executive Director of EUDA, provided a working capital loan in the amount of $128,750 to EUDA. From January to May 2023, James Tan, the former Chief Executive officer of 8i loaned the Company with an aggregate amount of $500,700. In May 2023, EUDA initiated efforts to raise up to $4,000,000 from the sale of ordinary shares at $1.00 per share. Between May 16 and May 20, 2023, EUDA raised an aggregate of $940,000 from the sale of 940,000 shares of restricted ordinary shares at $1.00 per share. Between May and June 2023, as a result of a number of transactions between EUDA and each of its CEO and two current shareholders who held promissory notes or claims against EUDA, EUDA was able to settle in full its debt obligations in the aggregate amount of $1,617,606 by issuing a total of 1,345,739 ordinary shares to these three creditors, two of whom are related parties to EUDA (see “Item 13. Certain Relationships and Related Transactions and Director Independence”). There are no assurances that related parties will accept shares of the Company as payment for any of their future loans to the Company.

If EUDA raises additional funds through further issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior or similar to those of holders of ordinary shares. EUDA could also face additional restrictive covenants relating to capital-raising activities and other financial and operational matters if EUDA were to secure additional funds from such financing methods, which may make it more difficult for it to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, EUDA may not be able to obtain additional financing on commercially reasonable terms, if at all, especially during times of economic uncertainty, while failure to obtain sufficient funding in a timely manner could result in a delay and indefinite postponement of its plans. If EUDA is unable to obtain adequate financing or financing on terms satisfactory to the Company, it could have a material adverse effect on EUDA’s business, financial condition and results of operations. Any restructuring of EUDA’s current debt could also affect the financial condition of the Company. Failure to properly manage the Company’s debt-to-equity ratio could create a disproportionately large interest payment obligation, thereby adversely affecting the Company’s profitability.

The Company’s management team has limited skills related to experience managing a public company. Loss of any senior management or other key employees could adversely affect its business, financial condition, and results of operations.

Prior to the departure of the Company’s Chief Technology Officer in May 2023, the Company’s management team was comprised of Dr. Kelvin Chen, the Chief Executive officer, Steven John Sobak, the Chief Financial Officer, and a Chief Technology Officer. The Company’s management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, the Company is subject to significant obligations relating to reporting, procedures and internal controls, and its management team may not successfully or efficiently manage such obligations. These obligations and scrutiny has required, and will continue to require, significant attention from the Company’s management and could divert their attention away from the day-to-day management of its business, which could adversely affect its business, financial condition, and results of operations.

EUDA’s future success depends on the Company’s ability to continue attracting, developing, motivating and retaining highly qualified and skilled employees. EUDA’s success also depends, to a significant extent, on the continued services of the individual members of the management team and the Board, who have substantial experience in the industries and in the different jurisdictions in which they operate. Between January and May 2023, four former independent directors left EUDA’s Board. Although highly qualified director nominees were subsequently identified and appointed to fill the vacancies, there is no guarantee that EUDA can continue to retain its current directors. As competition for qualified individuals in the industry could intensify, EUDA may incur significant time and costs to attract and replace key personnel, including Board members.

In addition, EUDA’s loss of any senior management or other key employees on EUDA’s inability to recruit and develop mid-level managers could materially and adversely affect the Company’s ability to execute its business plan and find adequate replacements. All of EUDA’s employees are at-will employees, meaning that they may terminate their employment relationship at any time, and their knowledge of EUDA’s business and industry would be extremely difficult to replace. If EUDA fails to retain talented senior management and other key personnel, or if the Company does not succeed in attracting well-qualified employees or retaining and motivating existing employees, its business, financial condition and results of operations may be materially adversely affected. There can be no assurance that any management team member will remain with EUDA. Any loss of the services of key members of the management team could have a material adverse effect on EUDA’s business and operations.

If one or more of EUDA’s key personnel are unable to discharge their duties properly, or in the best interest of EUDA, that may impact EUDA’s business, operations and financial performance adversely.

As previously disclosed, EUDA’s Board voted in favor to remove two former directors from the Board because the Board believed that the conduct of these two former directors were disruptive to the Company’s operations. Similarly, if for any reason, one or more of EUDA’s employees are unable to discharge their duties properly or in the best interest of the Company, that may have an adverse impact on EUDA’s reputation, brand and attractiveness to bring in talent. EUDA may as result incur some costs or losses and there is potential that the Company will lose revenue or future revenue potential. Although it is EUDA’s endeavor to ensure that all of the Company’s employees work to their full potential and in a harmonious manner within the Company’s organization, there are always risks associated with one or more employees not discharging their duties properly and going unnoticed for a period of time, impacting EUDA adversely. Such acts by certain employees may cause employees to lose trust in each other, give rise to conflicts between employees, and failure to meet their responsibilities. Consequently, EUDA’s business may lose revenue and miss out on potential opportunities. Moreover, in other scenarios, it could result in lawsuits, defamation, or similar negative outcomes. Such cases may require sanctions from the senior management of EUDA leading up to and including termination of employment.

EUDA has incurred, and may incur, significantly increased costs and has continued to devote substantial management time as a result of operating as a public company.

As a public company, EUDA has incurred significant costs related to legal, accounting, listing, hiring of external consultants and advisors, and other expenses. EUDA expects that management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. EUDA may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and establish an internal audit function.

Operating as a public company has also made it more expensive to obtain director and officer liability insurance and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for EUDA to attract and retain qualified people to serve on its board of directors, its board committees or as executive officers.

EUDA may qualify as a foreign private issuer, and as a foreign private issuer, EUDA will be subject to reduced reporting requirements applicable to foreign private issuers. It cannot be certain if the reduced reporting requirements will make EUDA’s ordinary shares less attractive to investors.

If the Board determines that EUDA qualifies for the “foreign private issuer” status defined in Rule 3b-4(c) of the Exchange Act, EUDA will start reporting under the Exchange Act as a foreign private issuer as soon as its second fiscal quarter ends on June 30, 2023. As a foreign private issuer, EUDA will be exempt from the rules under the Exchange Act, prescribing the furnishing and content of proxy statements, and its officers, directors and principal shareholders will be exempt from the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. In addition, EUDA will not be required under the Exchange Act to file quarterly periodic reports and financial statements with the SEC as frequently or as promptly as U.S. domestic issuers, and will not be required to disclose in its periodic reports all of the information that U.S. domestic issuers are required to disclose. EUDA will also be permitted to follow corporate governance practices in accordance with the laws of the British Virgin Islands in lieu of most of the corporate governance rules set forth by Nasdaq. As a result, EUDA’s corporate governance practices may differ in some respects from those required to be followed by U.S. companies listed on a national securities exchange. For instance, EUDA’s Amended and Restated Memorandum and Articles of Association do not require EUDA to have a majority of the board consisting of independent directors nor require EUDA to hold an annual shareholders’ meeting during each fiscal year.

The Company cannot predict if investors will find its ordinary shares less attractive because the Company would switch to a foreign private issuer status. If some investors find the Company’s ordinary shares less attractive as a result, there may be a less active trading market for the ordinary shares and its market price may be more volatile.

As an emerging growth company, EUDA is subject to reduced reporting requirements applicable to emerging growth companies.

EUDA is an emerging growth company, as defined in the JOBS Act. For as long as EUDA continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company will remain an emerging growth company until the earlier of: (1) December 31, 2027 (the last day of the fiscal year following the fifth anniversary of the consummation of the Company’s initial public offering), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption from new or revised accounting standards and, therefore, the Company will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Even after the Company no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this proxy statement and the Company’s periodic reports and proxy statements.

The Company cannot predict if investors will find its ordinary shares less attractive because the Company may rely on these exemptions. If some investors find the Company’s ordinary shares less attractive as a result, there may be a less active trading market for the ordinary shares and its market price may be more volatile.

Because of the Company’s public float, the impact of the actions taken by a few shareholders on the price of its ordinary shares may be amplified by the Company’s public float, and such price volatility may make it difficult for prospective investors to assess the value of the Company’s ordinary shares.

The Company’s ordinary shares may be subject to extreme volatility that is seemingly unrelated to the underlying performance of its business. Recently, companies with comparable public floats and public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, the Company’s public float may amplify the impact of the actions taken by a few shareholders on the price of its ordinary shares, which may cause its share price to deviate, potentially significantly, from a price that better reflects the underlying performance of its business. Should the Company’s ordinary shares experience run-ups and declines that are seemingly unrelated to the Company’s actual or expected operating performance and financial condition or prospects, prospective investors may have difficulty assessing the rapidly changing value of the Company’s ordinary shares. In addition, investors in the Company’s ordinary shares may experience losses, which may be material, if the price of the Company’s ordinary shares declines after this offering or if such investors purchase ordinary shares prior to any price decline.

General Business-Related Risk Factors

Business and Operational

EUDA could incur significant upfront costs in client acquisitions and relationships, and if the Company is unable to maintain and grow these client relationships over time, EUDA is likely to fail to recover these costs or major part of it, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

EUDA derives most of its revenue from additional services required from clients and subscription access fees. The costly initial upfront investment of the Company’s business model and the recognition of associated revenue on a ratable basis renders the Company substantially dependent on achieving economies of scale. Additionally, EUDA devotes significant resources to establish relationships with the Company’s clients and implement solution and related services. Accordingly, EUDA’s results of operations will substantially depend on the Company’s ability to deliver a successful experience for both clients and members and continue maintaining and growing its relationship with the Company. EUDA’s client acquisition costs could also increase faster than revenue as the business continues to grow and expand, and EUDA may be unable to reduce total operating costs through economies of scale such that the Company is unable to achieve desirable profitability. If EUDA fails to achieve appropriate economies of scale or fails to manage or anticipate the evolution and in future periods, demand, of the subscription access fee model, the Company’s business, financial condition and results of operations could be materially adversely affected.

The digital health industry is relatively young, is currently in its early growth stages and is still evolving, and if it develops towards a mature stage more slowly than EUDA expects, if it encounters a pessimistic outlook or if EUDA’s services are not competitive, the growth of EUDA’s business will be adversely affected.

The digital health industry is relatively young even though it is rapidly evolving, and it is uncertain whether it will achieve and maintain high levels of demand, consumer acceptance and market adoption. EUDA’s success will substantially depend on the willingness of its clients’ members or patients to adopt, and the frequency and extent of their utilization of, EUDA’s services and solutions, as well as on EUDA’s ability to demonstrate the value of digital health to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. If EUDA’s clients, or its members or patients do not acknowledge the benefits of EUDA’s services or platform, or if EUDA’s services are not competitive, then the market may not develop at all, or EUDA may develop slower than it expects. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of digital health could restrict market acceptance of the Company’s healthcare services. An occurrence of any of these events could have a material adverse effect on its business, financial condition or results of operations.

EUDA’s short operating history and the rapidly evolving nature of the industry make it difficult to assess the Company’s success and predict the risks and challenges it may encounter.

As EUDA’s business operations began only in 2019, its short operating history and the evolving nature of the digital health industry make it difficult to evaluate and assess the success of EUDA’s business to date, EUDA’s future prospects, and the risks and challenges that EUDA may encounter. These risks and challenges include EUDA’s ability to:

●	attract new consumers to use EUDA’s products and services;
●	position EUDA’s platform as a comprehensive healthcare and wellness provider;
●	retain consumers purchasing healthcare products and services through EUDA’s platform;
●	attract new and existing consumers to adopt new offerings on EUDA’s platform;
●	increase the number of consumers that subscribe to its offerings or the number of subscription programs that EUDA manages;

●	attract and retain industry players for inclusion in its platform, such as pharmacies, physicians, digital health providers, and others;
●	comply with existing and new laws and regulations applicable to the Company’s business and in its industry;
●	anticipate and respond to macroeconomic changes, changes in medication pricing and industry pricing benchmarks and changes in the markets in which they operate;
●	react to challenges from existing and new competitors;
●	maintain and enhance the value of its reputation and brand;
●	effectively manage its growth;
●	hire, integrate and retain talented employees at all levels of its organization;
●	maintain and improve the infrastructure underlying its platform, including its mobile apps and website, data protection and cybersecurity;
●	successfully update its platform, including expanding the Company’s platform and offerings into different healthcare products and services; and
●	develop and update the Company’s mobile apps, features, offerings and services to benefit consumers and members and enhance their experience.

Any failure to address the risks and difficulties that EUDA faces, including those associated with the challenges listed above and elsewhere in this “Risk Factors” section, could adversely affect EUDA’s business, financial condition, and results of operations. Further, EUDA’s limited historical financial data and the evolving nature of the digital health industry in the Southeast Asian region could limit the accuracy of any predictions about its future revenue and expenses as it would be if EUDA had a longer operating history, operated a more predictable business or operated in a less regulated industry. If EUDA’s assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if EUDA does not address these risks effectively and efficiently, EUDA’s results of operations could differ materially from its expectations and EUDA’s business, financial condition and results of operations would be adversely affected.

EUDA relies on its corporate clients for a significant portion of its revenue, the loss of which would have a material adverse effect on EUDA’s business, financial condition, and results of operations.

EUDA has historically relied on its corporate clients and members based in Singapore for a substantial portion of its total revenue. The Company has a high concentration risk on its corporate clients, which represent a significant portion of its revenue, and could render them unable to grow its business quickly enough to drive organic growth from individual clients. It is also dependent on its Singapore members as drivers for growth in that market and has forecasted them to contribute a significant portion of future revenues in the next 5 years. It also relies on its reputation and recommendations from key clients for the promotion of the Company’s solution to potential new clients. The loss of any of key clients or members, failure to retain some of them or failure to renew or increase subscriptions could have a significant impact on revenue, growth rate, reputation, and ability to obtain new clients. In addition, clients could cancel or fail to renew their contracts in the event of a merger or acquisition of companies, thereby reducing the number of EUDA’s existing and potential clients, members and patient populations.

A majority of EUDA’s business serves a large population of employees working in the construction industry and similar labor-intensive industries. Any resurgence of SARS, COVID, or a highly communicable pandemic condition, and the actions taken by health authorities and policy makers to contain its impacts on public, can affect these industries and in turn would have a material effect on the continuity our business and operating results.

If there is a decrease in the number of individuals covered under the Company’s platform or health, or if the number of applications or services to which they subscribe decreases, EUDA’s revenue will be adversely affected.

EUDA currently relies mainly on organic growth driven by an increase in corporate clients. The Company’s fees are directly proportional to the number of individuals to whom corporate clients provide benefits and the number of applications or services subscribed to by its corporate clients under most of its contracts with them. There are many factors that may lead to a decrease in the number of individuals covered by EUDA’s corporate clients and the number of applications or services subscribed to by the Company’s corporate clients, including, but not limited to, the following:

●	failure of corporate clients to adopt or maintain effective business practices;
●	changes in the nature or operations of corporate clients;
●	government regulations; and
●	increased competition or other changes in the benefits marketplace.

If EUDA is unable to retain the active customers while attracting new customers, it would result in a loss of future revenue and have an adverse material effect on the Company’s business, financial position, and results of operations.

The digital healthcare industry faces significant risks and challenges from rapid technological changes.

The digital healthcare market faces rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. EUDA’s success will depend on its ability to enhance its solutions with the latest technologies and to develop or to acquire and market new services to access new consumer populations.

There is no guarantee that EUDA will possess the resources, either financial or personnel, for the research, design, development and deployment of new applications, technological requirements, or services, or that they will be able to utilize these resources successfully and avoid technological or market obsolescence.

Further, there can be no assurance that technological advances by one or more of EUDA’s current or future competitors will not result in the Company’s present or future software-based products and services to become uncompetitive or obsolete.

The industry that EUDA operates in is highly competitive and rapidly evolving, and if it is not able to compete effectively, its business, financial condition and results of operations may be adversely impacted.

EUDA operates in a highly competitive and rapidly evolving industry, and we expect that competition will increase as a result of consolidation in both the information technology and healthcare industries and also from new entrants in the markets in which we operate. The Company’s future growth and success will depend on its ability to successfully compete with other companies that provide similar services and other healthcare organizations that seek to build and operate competing services and newer companies that provide similar services at substantially lower prices.

EUDA competes on the basis of various factors, including breadth and depth of services, reputation, reliability, quality, innovation, security, team, technology, platform robustness, price, industry expertise, and experience. If the Company is unable to maintain or improve its technology, management, healthcare, or regulatory expertise or attract and retain a sufficient number of qualified sales and marketing leadership and support personnel, the Company will be at a competitive disadvantage. Some competitors, in particular larger technology or technology-enabled consultative service providers, have greater name recognition, longer operating histories, and significantly greater resources than the Company does.

EUDA’s current or potential competitors may have greater resources financially and logistically than EUDA does, which may allow them to be less sensitive to changes in client preferences and more aggressive in pricing strategies, any of which could put the Company at a competitive disadvantage. As a result, competitors may be more adapt in responding to new or changing opportunities, technologies, standards, or trends and may have the ability to initiate or withstand substantial price competition. In addition, potential corporate clients frequently have requested competitive bids from the Company and competitors in terms of price and services offered and, if the Company does not accurately assess potential corporate clients’ needs and budgets when submitting proposals, EUDA may appear less attractive than those competitors, and the Company may not be successful in attracting new business. If EUDA’s prospective or current corporate clients fail to perceive the value of EUDA’s products and services, corporate clients could view competitors’ products to be more attractive. Increases in competition in the Company’s industry could reduce EUDA’s market share and result in price declines for certain services, which could negatively impact EUDA’s business, profitability, and growth prospects.

There is foreign exchange (FX) risk in EUDA’s business as we operate in multiple countries and exchange rates fluctuate, and that may cause FX-related losses or translation losses for the Company.

As EUDA operates in multiple countries, EUDA’s business could also face foreign exchange risks. To date, the Company’s revenue has been denominated in currencies such as Singapore dollars, and Malaysian ringgit, while EUDA also has intention to expand its operations in other parts of the Asian region. As its international contracts are denominated in the respective local currencies, EUDA’s operating results might be impacted from fluctuations in the value of reporting currency when translated. As the Company further expands internationally, its exposure to foreign currency exchange risk may increase as well. However, EUDA plans to move towards creating its own payment ecosystem through the introduction of its own digital currency in the future and that will help the Company in having a more standardized system and help reduce FX risks. The Company also has a certain level of natural hedge in the countries in which it operates as its revenues and major costs in individual markets are both denominated in the same currency.

EUDA’s growth depends on the success of the Company’s strategic relationships with third parties and partners.

EUDA anticipates that it will continue to depend on relationships with third parties, including partner organizations and technology and content providers to grow the Company’s business. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. The Company’s competitors may be more effective in incentivizing such potential partners to favor their products or services over EUDA’s. In addition, acquisitions of EUDA’s existing and potential partners by competitors could result in a decrease in the number of EUDA’s current and potential clients, as partners may no longer facilitate the adoption of EUDA’s applications and services to potential clients.

If EUDA is unsuccessful in establishing or maintaining relationships with third parties, the Company’s ability to compete in the marketplace or to grow the Company’s revenue could be impaired and the results of operations may suffer. Even if the Company is successful, it cannot assure investors that these relationships will result in increased client use of its applications or increased revenue. While EUDA expects that these relationships will continue, it cannot guarantee that they will. Any material changes in government regulations, or the loss of these affiliations, could impair the Company’s ability to provide services to members and clients and could have a material adverse effect on the Company’s business, financial condition and results of operations.

EUDA’s business and growth strategy depends on its ability to maintain and expand a network of qualified providers and partners.

EUDA’s success is substantially dependent upon the Company’s continued ability to maintain a network of skilled and qualified digital health providers. EUDA, through its wholly owned subsidiaries, provides medical services including multi-care specialty care services and holistic care services. EUDA is also dependent on third-party entities and a related party, which they do not own or control, to provide healthcare services to consumers. The significant competition in the digital health market for qualified digital health providers may hinder the Company’s ability to recruit or retain physicians and other healthcare professionals and service providers, which would negatively impact the growth of the Company’s digital health offerings and would have a material adverse effect on the Company’s business, financial condition, and results of operations.

In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive services for EUDA’s clients or difficulty meeting regulatory or accreditation requirements. EUDA’s ability to develop and maintain satisfactory relationships with third-party providers also may be negatively impacted by other factors not associated with the Company, such as changes in medical reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or an inability to grow the Company’s membership base, higher costs, healthcare provider network disruptions, less attractive service for clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

EUDA relies heavily on technology services provided by third parties and its own systems for providing services to clients and members, and any failure or interruption in these services could expose the Company to litigation and negatively impact relationships with clients, its reputation, brand and business.

EUDA relies heavily on significant IT infrastructure and systems and the ongoing maintenance of the regional and local Internet infrastructure to provide the necessary data speed, capacity and security to offer viable services. If EUDA’s relevant service providers’ infrastructure or systems were to fail for any reason, this may cause EUDA’s portals to experience significant downtime or impaired performance, which could have an impact on the Company’s reputation. EUDA’s platform may also be exposed to damage or interruption from system failures, cyber threats (including malware, ransomware, phishing and denial of service (DoS) attacks), telecommunication provider or third-party supplier failures, inadequate system maintenance, damage to the physical infrastructure associated with the network, disasters from natural or human causes, or other unforeseen events which may cause unplanned disruption to EUDA’s systems. These technology failures may affect EUDA’s ability to deliver consistent, quality services, meet contractual and service level obligations, attract new customers, or lead to data integrity issues or data loss. While EUDA has backup plans in place, such as switching to text messages and call services when platforms sense a weak internet connection, significant disruptions to the platform or services could have a material impact on the Company’s reputation and brand and may result in a loss of users of products and services, which could have a material adverse effect on the Company’s business, result of operations, financial performance and financial condition. Any vulnerabilities or conditions that could potentially interrupt access or flow of information, or violate patient confidentiality or the Personal Data Protection Act in Singapore could have a material adverse effect on the Company’s business and operating results.

EUDA currently does not hold any issued patents. EUDA’s financial and operational success depends highly on the Company’s ability to protect the Company’s intellectual property and intellectual property rights and failure to do so will adversely impact the Company’s business and financial performance.

EUDA’s success depends largely on the Company’s ability to protect the Company’s proprietary software, confidential information and know-how, technology, and other intellectual property and intellectual property rights. While EUDA generally relies on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and license and other agreements with consultants, vendors, and clients, there can be no assurance that EUDA will enter into such agreements or that the Company or its counterparties have not breached or will not breach their agreements. EUDA also may not have adequate remedies for any breach or assurances that its trade secrets will not otherwise become known or independently developed by competitors. Additionally, EUDA monitors the use of open-source software to avoid use-cases that would require the Company to disclose its proprietary source code or violate applicable open-source licenses, but if engaged in such uses inadvertently, the Company may be required to take remedial action or release certain of proprietary source code, which could materially and adversely affect the Company’s business, financial condition, and results of operations.

In addition, a third party could, without authorization, copy or otherwise obtain and use EUDA’s products or technology, or develop similar technology in spite of the agreements and protections put in place. EUDA could also face difficulties enforcing agreement terms in the various jurisdictions that address non-competition, which might not be enforceable in certain cases.

EUDA currently does not hold any issued patents. As EUDA begins to pursue patents, the Company might not be able to obtain meaningful and adequate patent protection for its technology. Moreover, if any patents are issued in the future, they might not provide any meaningful competitive advantages or might be successfully challenged by third parties.

EUDA may also rely on unpatented proprietary technology and competitors may independently develop the same or similar technology or obtain access to EUDA’s own unpatented technology. While EUDA enters into confidentiality agreements with employees, partners and other relevant parties to protect its trade secrets and other proprietary information, EUDA cannot assure that these agreements will provide meaningful protection in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets or other proprietary information. In addition, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. If any of EUDA’s trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, EUDA would have no right to prevent them from using that technology or information to compete. Further, the theft or unauthorized use or publication of EUDA’s trade secrets and other confidential business information could reduce the differentiation of the Company’s services and harm the Company’s business, the value of investment in development or business acquisitions could be reduced, and third parties might make claims against the Company related to losses of its confidential or proprietary information.

EUDA may also rely on trademarks, service marks, trade names, and brand names to distinguish the Company’s services from the services of competitors. While EUDA has registered or applied to register many of these trademarks, it cannot assure that its trademark applications will be approved. Third parties may also challenge the Company’s applications, or otherwise challenge use of its trademarks. In the event that EUDA’s trademarks are successfully opposed or challenged, the Company could be forced to rebrand the Company’s services, which could result in loss of existing brand value and require EUDA to expend additional resources for advertising and marketing purposes. Further, EUDA cannot assure that its competitors will not infringe on its trademarks or that the Company will have adequate resources to enforce its own trademarks.

EUDA’s operations are dependent on its relationships with professional entities, which it may or may not own, to provide physician, healthcare, and consultation services, and its business would be adversely affected if those relationships were disrupted or discontinued.

EUDA uses contract physicians for the clinical and professional services provided to the Company’s clients and members through its platform. While EUDA expects that these relationships will continue, EUDA cannot guarantee that they will. Any material change in the relationships with the Company’s existing physicians and healthcare professionals, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair EUDA’s ability to provide services to clients and members and could have a material adverse effect on its business, financial condition and results of operations.

To mitigate the dependence on external professionals, EUDA does own some clinics and directly employ some professionals, and plans to continue that strategy in the future. Currently, EUDA directly employs about 10% of physicians and primary care specialists that provide digital health services on the Company’s platform and is actively seeking to hire and expand its direct employment of primary care specialists in the future.

If EUDA is not able to develop new competitive and market relevant services that are adopted by clients, or if EUDA fails to innovate in providing high quality support services required by its clients, EUDA’s growth prospects, revenues and operating results could be materially and adversely affected.

EUDA’s longer-term operating results and revenue growth will depend in part on its ability to successfully develop and sell new services that existing and potentially new clients want and are willing to purchase. EUDA needs to continuously invest significant resources in research and development in order to enhance existing services and introduce new high-quality services to clients and prospective clients. If EUDA is unable to predict or adapt to changes in user preferences or industry or regulatory changes, or if the Company is unable to add on or modify its services on a timely basis in response to those changes, clients may not renew their agreements with EUDA, and EUDA’s services may be perceived as less competitive or somewhat obsolete. If EUDA’s innovations are not responsive to the needs of clients, are not appropriately timed with market opportunity, or are not effectively brought to market, it could have a material adverse impact on operating results. EUDA’s success also depends on successfully providing high-quality support services to resolve any issues related to EUDA’s services, as they are important for the successful marketing and sale of services and for the renewal of existing clients. If EUDA does not help clients quickly resolve issues and provide effective ongoing support, the Company’s ability to sell additional services to existing clients would suffer and EUDA’s reputation with existing or potential clients would be harmed.

If EUDA fails to maintain brand awareness economically, business might suffer and it could adversely impact the Company’s operational and financial performance.

Maintaining awareness of EUDA’s brand in an economical manner is critical for the promotion of existing services and is an important element in attracting new clients and in attracting and retaining qualified employees. EUDA’s future growth is also expected to be driven by word of mouth accompanied by enhanced brand awareness. As EUDA seeks to differentiate itself from competitors, the success of brand awareness initiatives is crucial, which will depend largely on the effectiveness of marketing efforts and on the ability to provide reliable and useful services at competitive prices.

Additionally, clients might not associate the different brands EUDA owns under the broader umbrella of the EUDA brand. For example, customers might not associate a EUDA service as being under the EUDA brand or related to it, which may result in losing integration benefits to its competitors.

Moreover, third parties’ use of trademarks or similar branding could materially harm EUDA’s business or result in litigation and other costs. If EUDA fails to successfully maintain the Company’s brand or lower customer acquisition costs to maintain the Company’s brand, EUDA may fail to attract enough new clients or retain existing clients to the extent necessary to realize a sufficient return on brand-building efforts, and EUDA’s business and ability to attract and retain qualified employees could suffer, and thus adversely impact the Company’s operational and financial performance.

EUDA’s marketing efforts depend significantly on EUDA’s ability to receive positive references from existing clients.

EUDA’s marketing efforts depend significantly on EUDA’s ability to call upon current clients and members to provide positive references to new and potential clients. The loss or dissatisfaction of any client, especially long-term clients, could substantially harm EUDA’s brand and reputation, inhibit widespread adoption of the Company’s solutions and services and impair the Company’s ability to attract new clients and members and retain existing clients and members. Any of these consequences could lower EUDA’s annual net dollar retention rate and/or cause loss of future and potential revenue and thereby have a material adverse effect on EUDA’s business, financial condition and results of operations.

EUDA relies on third-party vendors to perform certain services provided on EUDA’s platform and failure to provide these services adequately could have an adverse effect on EUDA’s business, results of operations and growth prospects.

EUDA relies in part on third-party vendors to perform certain services provided on its platform, including payment, hosting and video streaming, and delivery of certain products and services to clients. There is no guarantee that these third-party vendors will perform their obligations in a timely and cost-effective manner, in compliance with applicable regulations, or in a manner that is in EUDA’s and its clients’ best interests, and thus could have an adverse effect on EUDA’s reputation and ability to retain and attract clients. There is also no guarantee that these third-party vendors will be able to continue to provide these services, goods, technology, or intellectual property rights cost efficiently in a manner consistent with EUDA’s business practices. If EUDA fails to replace these services, goods, technologies, or intellectual property rights in a timely manner or cost-efficiently, EUDA’s operating results and financial condition could be harmed. If EUDA’s third-party vendors do not perform their services at a level acceptable to the Company’s clients, or if the Company is unable to leverage its services to a larger group of clients, it could have an adverse effect on EUDA’s business, results of operations, and growth prospects.

EUDA’s proprietary software and platform may not operate properly or in accordance with clients’ expectations, which could damage EUDA’s reputation, give rise to legal claims against the Company or divert resources from other purposes, any of which could harm EUDA’s business, financial condition and results of operations.

EUDA’s proprietary application platform provides clients, members and providers with the ability to, among other things:

●	register for EUDA’s services;
●	complete, view and edit medical history;
●	request a visit (either scheduled or on demand);

●	conduct a visit with a healthcare professional (via video or phone);
●	manage electronic claims for EUDA’s services;
●	register for mental wellness related options and services;
●	utilize lifestyle related services; and
●	register for nutrition, exercises and other similar services and options.

Given the different services and solutions that EUDA provides, development and updating of the proprietary software is resource intensive and complex and may involve unforeseen difficulties. EUDA may encounter technical obstacles during the development and updating stages and may encounter additional problems even as it is in service. If EUDA’s services do not function reliably or fail to achieve clients’ and members’ expectations in terms of performance, clients could assert liability claims against the Company or attempt to cancel their contracts, which could damage EUDA’s reputation and impair the Company’s ability to attract or maintain clients.

EUDA’s sales and implementation cycle can be long and unpredictable and requires considerable time and expenses, which may cause EUDA’s results of operations to fluctuate.

The sales cycle for EUDA’s solutions, from initial contact with a potential lead to contract execution and implementation, varies widely from client to client. Some of EUDA’s clients undertake a significant and prolonged evaluation process to determine whether EUDA’s services and solutions meet their unique healthcare needs, which frequently involves evaluation of not only EUDA’s solutions but also an evaluation of those of EUDA’s competitors, which is a process that has in the past resulted in extended sales cycles. EUDA’s sales efforts involve educating clients about the use, technical capabilities and potential benefits of EUDA’s solution. Moreover, EUDA’s large enterprise clients often begin to deploy EUDA’s solution on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increases EUDA’s upfront investment in the sales effort with no guarantee that these clients will deploy EUDA’s solution widely enough across their organization to justify the substantial upfront investments.

It is possible that in the future EUDA may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some sales as EUDA continues to grow its direct sales force, expand into new territories and market additional applications and services. If EUDA’s sales cycle lengthens or if substantial upfront sales and implementation investments do not result in sufficient sales to justify investments, it could have a material adverse effect on EUDA’s business, financial condition and results of operations.

If EUDA cannot implement the Company’s solution for clients or resolve any technical issues in a timely manner, the Company may lose clients and the Company’s reputation may be harmed, and which may adversely impact the Company’s operational and financial performance.

EUDA’s clients utilize a variety of data formats, applications and infrastructure and the Company’s solution must support clients’ data formats and integrate with complex enterprise applications and infrastructures. EUDA could incur additional expenses to ensure the Company’s platform is compatible to support clients’ or members’ data or integrate with its existing applications and infrastructure. Additionally, EUDA does not control clients’ implementation schedules and could face a delay in implementation if clients do not allocate the necessary resources to meet its implementation responsibilities or if it faces unanticipated implementation difficulties. If the client implementation process is not executed successfully or if execution is delayed, EUDA could incur significant costs, clients could become dissatisfied and decide not to continue utilization of the Company’s solution or not to implement the Company’s solution beyond an initial period prior to their term commitment. Moreover, competitors with more efficient operating models with lower implementation costs could potentially jeopardize client relationships.

EUDA’s clients and members depend on support services to resolve technical issues relating to the Company’s solution and services, and may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as the Company increases the size of the Company’s client and membership bases. EUDA also may be unable to modify the format of the Company’s support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, EUDA may be unable to provide satisfactory support services to members. Further, if EUDA is unable to address member needs in a timely fashion or further develop and enhance the Company’s solution, or if a client or member is not satisfied with the quality of work performed by EUDA or with the technical support services rendered, EUDA could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, the Company’s profitability may be impaired and clients’ dissatisfaction with the Company’s solution could damage the Company’s ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, or may seek to terminate their relationship or renew on less favorable terms. Moreover, negative publicity related to client relationships, regardless of its accuracy, may further damage EUDA’s business by affecting the Company’s reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, EUDA’s revenue may decline, and the Company’s business, financial condition and results of operations could be adversely affected.

Future sales and business to clients based in different countries or EUDA’s international operations may expose the Company to risks inherent in international sales that, if realized, could adversely affect its business.

Over the longer term, EUDA may require significant resources and management attention for international expansion, which will subject EUDA to differing regulatory, economic and political risks. EUDA’s international expansion efforts may not be successful in creating demand for EUDA’s products and services outside of the Southeast Asian region, or in effectively selling the Company’s solutions in the international markets EUDA may enter, due to the Company’s limited experience with these international operations. In addition, EUDA will face risks in doing business internationally that could adversely affect EUDA’s business, including, but not limited to, the following:

●	the need to localize and adapt EUDA’s solutions for each specific countries the Company seeks to expand into, including translation into foreign languages and associated expenses;
●	different data privacy laws of the various jurisdictions in which EUDA may operate;
●	difficulties in staffing and managing foreign operations;
●	contrasting pricing environments, longer payment cycles and collections issues;
●	exposure to new and multiple sources of competition;
●	laws and business practices favoring local competitors and trade partners;
●	complexity of various governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;
●	increased financial accounting and reporting burdens and complexities;
●	restrictions on fund transfers;
●	foreign exchange risks from fluctuations in value of currencies;
●	adverse tax consequences; and
●	unstable economic and political conditions of the economies in which EUDA may operate.

EUDA relies on third-party platforms such as the Apple App Store and Google Play App Store to distribute its platform and offerings.

EUDA’s apps are accessed and operated through third-party platforms or marketplaces, including the Apple App Store and Google Play App Store. As such, EUDA depends on continued relationships with these providers and any other emerging platform providers that are widely adopted by consumers for the expansion and prospects of EUDA’s business and apps. EUDA is subject to the standard terms and conditions that these providers have for all application developers that govern the content, promotion, distribution and operation of apps on their platforms or marketplaces, which the providers can change unilaterally on little or no notice.

EUDA’s business would be harmed if these changes were to: prevent or limit EUDA’s access to the platforms; cause a decline in popularity among users; modify algorithms or communication channels available to developers; change respective terms of service or other policies; increase applicable fees; or require EUDA to modify or update its apps and technology to ensure compatibility and access for the platform’s users.

If alternative providers increase in popularity, EUDA could be adversely impacted if the Company fails to create compatible versions of its apps in a timely manner, or if the Company fails to establish a relationship with such alternative providers. If EUDA’s providers do not perform their obligations in accordance with platform agreements, EUDA could be adversely impacted.

In the past, some of these platforms or marketplaces have been unavailable for short periods of time. The occurrence of such an event, or users encountering issues that impact their ability to download or access apps and other information, could have a material adverse effect on EUDA’s brand and reputation, as well as EUDA’s business, financial condition and operating results.

Legal (Compliance/Security)

EUDA could incur significant costs as a result of any claim or lawsuit of infringement of another party’s intellectual property rights.

There has been significant litigation in different parts of the world involving patents and other intellectual property rights in recent years. Companies that are in the internet and technology industries are increasingly bringing and becoming subject to lawsuits alleging infringement of proprietary rights, particularly patent rights, and EUDA’s competitors and other third parties may hold patents or have pending patent applications that could be related to EUDA’s business. As the Company applies for its own patents in the future, EUDA’s expects that it may receive notices in the future that claim EUDA or its clients, who are using EUDA’s` solution, have misappropriated or misused other parties’ intellectual property rights, particularly as competition grows and the functionality of applications amongst competitors overlap. If EUDA is sued or served a legal notice by a third party that claims that EUDA’s technology infringes its rights, the litigation, whether or not successful, could be extremely costly to defend, divert EUDA’s management’s time, attention and resources, damage EUDA’s reputation and brand and substantially harm EUDA’s business.

The Company has invested significant time and resources to create its own proprietary software platform. Development of the current software and solutions has been undertaken by employees in Vietnam, Indonesia and Singapore, with whom the Company has non-disclosure agreements.

The software integrates open-source software code and database systems, and leverages on application programming interface (API) connectors to deliver an integrated user experience. The software includes multiple critical trade secrets of the business as well as representing a significant volume of code to be understood if it is to be replicated.

A number of key content resources have been developed to help scale the effective communication of its proposition to the market. Copyright exists in content or written materials that EUDA has created and owns. The copyright also exists in the software codebase created, especially important for those aspects of the software exposed to users such as the application interface.

In addition, in some instances, EUDA has agreed to indemnify clients against certain third-party claims, which may include claims that EUDA’s software solution infringes the intellectual property rights of third parties.

EUDA’s business could be adversely affected by any significant disputes between the Company and the Company’s clients as to the applicability or scope of the Company’s indemnification obligations to them. The results of any intellectual property litigation to which EUDA may become a party, or for which EUDA is required to provide indemnification, may require the Company to do one or more of the following:

●	cease offering or using technologies that incorporate the challenged intellectual property;
●	make substantial payments for legal fees, settlement payments or other costs or damages;
●	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
●	redesign technology to avoid infringement.

If EUDA is required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims or lawsuits against the Company or any obligation to indemnify the Company’s clients for such claims, such payments or costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

Breach of the Company’s intellectual property may also require the Company to commence legal actions, which could be costly and time consuming. Failure to defend the Company’s position or intellectual property could reduce the Company’s market position and have similar adverse effects on the Company’s business, financial conditions, and results of operations.

If the Company fails to develop or license technology for any allegedly infringing aspect of the Company’s business in the future, the Company would be forced to limit its services and may be unable to compete effectively. Any of these events could materially harm the Company’s business, financial condition, and results of operations.

If the Company’s arrangements and agreements with the Company’s partners or its customers are found to violate laws and regulations relevant to the digital health industry, the Company’s business, financial condition and its ability to operate in those jurisdictions could be adversely impacted.

As EUDA’s businesses operate internationally, the Company must adhere to the various laws and regulation of the respective jurisdictions, which includes laws governing remote healthcare, the practice of medicine and healthcare delivery in general which are subject to change and interpretation. Failure to adhere to these regulations could put the Company at risk of statutory actions and cessation of operations and fines, litigation and compensation claims from patients and customers which could have material adverse effect on the Company’s business, financial condition, and results of operations.

The digital health services EUDA offers are subject to laws, rules and policies governing the practice of medicine and relevant medical council oversight.

The Company’s ability to provide and promote the Company’s digital health offerings in each of the jurisdictions that the Company operates in is dependent upon the individual jurisdiction’s treatment of digital health, under such jurisdiction’s laws, rules and policies governing the practice of medicine, which are subject to changing political, regulatory, and other influences. Some medical boards relevant to the jurisdictions that the Company operates in may have established rules or interpreted existing rules in a manner that limits or restricts the Company’s ability to conduct or optimize its business.

The Company’s digital health offerings offer patients and users the ability to see a board-certified medical professional for advice, diagnosis, and treatment of routine health conditions on a remote basis. The nature of such services and the provision of medical care and treatment by board-certified medical professionals could subject the Company and certain of the Company’s affiliated physicians and healthcare professionals to complaints, inquiries, and compliance orders by national and other relevant medical boards in the future. Such complaints, inquiries or compliance orders may result in disciplinary actions taken by these medical boards against the licensed physicians who provide services through the Company’s digital health offerings, which could include suspension, restriction or revocation of the physician’s medical license, probation, required continuing medical education courses, monetary fines, administrative actions, and other conditions. Regardless of outcome, these complaints, inquiries or compliance orders could have an adverse impact on the Company’s digital health offerings and its platform generally due to defense actions related and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors. Any loss of specific licensure, such as medical staff or clinic, as well as loss of license or accreditation required for provision of professional building or residential management or security services could also have a material adverse effect on the Company’s business and operating results.

Due to the uncertain regulatory environment, certain government authorities or relevant boards may determine that the Company is in violation of their laws and regulations, or such laws and regulations may evolve over time. In the event that the Company must remedy such violations, the Company may be required to modify its offerings in such jurisdictions in a manner that undermines its offerings or business, the Company may become subject to fines or other penalties or, if the Company determines that the requirements to operate in compliance in such jurisdictions are overly burdensome, the Company may elect to terminate its operations in such jurisdictions. In each case, the Company’s revenue may decline, and the Company’s business, financial condition and results of operations could be materially adversely affected.

The digital health industry faces evolving government regulations, and failure to comply with these changes may result in increased costs or adversely affect the Company’s results of operations.

The uncertainty of the regulatory climate of the Company’s industry may subject the Company’s operations to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. The Company may be required to change its practices at undeterminable future laws and regulation and possibly incur significant initial monetary and annual expense to adhere to the new regulatory changes. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on the Company’s results of operations.

The Company has identified what the Company believes are the areas of government regulation that, if changed, would be costly to the Company. These include rules governing the practice of medicine by physicians; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance. There could be laws and regulations applicable to the Company’s business that it has not identified or that, if changed, may be costly to the Company, and it cannot predict all the ways in which implementation of such laws and regulations may affect it.

Additionally, the introduction of new services may require EUDA to comply with additional, yet undetermined, laws and regulations. This may require EUDA to obtain additional appropriate medical board licenses or certificates, increase the Company’s security measures and expend additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of EUDA’s products or services from being offered to clients and members, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Inaccurate or incomplete information and data provided to EUDA’s clients through the Company’s platform could adversely impact the Company’s business reputation, financial condition, and results of operations.

The healthcare and digital health industries are highly data-driven, and EUDA aggregates, processes, and analyzes healthcare-related data and information for use by the Company’s clients. As the healthcare industry faces the issue of data fragmentation, inconsistency, and incompletion, the overall quality of data received is often poor while the degree or amount of data which is knowingly or unknowingly absent or omitted can be material. EUDA could also encounter data issues and errors during data integrity checks. If the analytical data that the Company provides to its clients and members are based on incorrect or incomplete data or if it makes mistakes in the capture, input, or analysis of these data, EUDA’s reputation may suffer and its ability to attract and retain clients may be materially harmed.

In addition, EUDA assists clients with the management and submission of data to governmental entities. These processes and submissions are governed by complex data processing and validation policies and regulations, and may expose EUDA to liabilities regarding storage, handling, submission, delivery, or display of health information or other data that was wrongful or erroneous if the Company fails to adhere to the policies and regulations. Although EUDA maintains insurance coverage, this coverage may prove to be inadequate or could cease to be available to the Company on acceptable terms, if at all. EUDA could incur substantial costs and diversion of management time, attention, and resources even if such claims are unsuccessful. A claim brought against EUDA that is uninsured or under-insured could harm EUDA’s business, financial condition, and results of operations.

If EUDA’s security measures fail to ensure protection of clients’ data, services may be deemed insecure and as a result the Company could incur significant liabilities, reputational harm, and loss of sales and clients.

Services provided on EUDA’s platforms are highly dependent on artificial intelligence and blockchain technology, devices such as the wearable technologies offered by EUDA or its partners, which involve the storage and transmission of clients’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients and others, as well as protected health information, or PHI, of clients’ patients. Due to the extreme sensitivity of the information EUDA stores and transmits, the security features of the Company’s computers and systems, network, and communications systems infrastructure are critical to the success of the Company’s business. A breach or failure in the Company’s security measures could occur from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks or ransom related attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events.

As cyber threats continue to evolve with the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, EUDA may be required to expend additional resources to continue to enhance information security measures or to investigate and remediate any information security vulnerabilities. If EUDA’s security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or patient data (including PHI) and a loss of or damage to the Company’s data, resulting in an inability to access data sources, process data, or provide services to the Company’s clients. The occurrence of such failures or breaches of EUDA’s security measures, or any inability to effectively resolve such failures or breaches in a timely manner, could severely damage the Company’s reputation, adversely affect client or investor confidence in the Company, and reduce the demand for its services from existing and potential clients. In addition, EUDA could face litigation, damages for contractual breaches, monetary penalties, or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. While EUDA has outsourced security measures to a third-party agency as preventive measures to protect the integrity of the Company’s clients’ and members’ information, this solution might not be comprehensive enough to ensure the safety of such data. Although EUDA maintains adequate insurance coverage covering certain security and privacy damages and claim expenses, EUDA may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security lapse or a breach related incident.

EUDA may experience cyber-security and other breaches that may remain undetected for an extended period as cyber-attack techniques constantly evolve. EUDA also may not be able to comprehensively anticipate such cyber security threats as they may not be recognized until the breach occurs. As such, EUDA may be unable to implement adequate preventive measures and the Company’s actions would be limited to being reactive in nature. EUDA also cannot ensure the complete integrity or security of such data in the Company’s systems in the event that the Company’s clients authorize or enable third party access to the information stored on the Company’s platforms and systems. If an actual or perceived breach of EUDA’s security occurs, or if EUDA is unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of the Company’s security measures could be harmed and it could lose sales and clients, which could have a material adverse effect on the Company’s business, operations, and financial results. EUDA could also be subjected to litigation from clients and providers in the event of such security breaches and that could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Although EUDA uses best efforts to maintain insurance coverage the Company deems adequate to address cyber-security, EUDA may find such coverage lacking or unavailable in certain instances which could have material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in 1 Pemimpin Drive #12-07, One Pemimpin Singapore 576151, where we lease and occupy approximately 1,679 square feet of office space.

Our subsidiary Kent Ridge Health Pte Ltd leases and occupies approximately 1,679 square feet of combined office space at 1 Pemimpin Drive #12-06, One Pemimpin Singapore 576151 for general business operations.

In addition, our subsidiary Melana International Pte. Ltd. leases and occupies approximately 3,714 square feet of combined office space at 60 Kaki Bukit Place #03-01 Singapore, 415979 for general business operations.

We believe our properties are suitable for the purposes for which they are being used and fit our needs.

Item 3. Legal Proceedings

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

On March 30, 2022, the State Courts of the Republic of Singapore had reached a verdict that the Company’s subsidiaries, Healthcare Singapore Pte Ltd. and Melana International Pte. Ltd. (Defendants) are liable to compensate Jamie Fan Wei Zhi (Plaintiff), the Company’s related party for failing to procure the release of the Plaintiff from the guarantees to secure a credit line from United Overseas Bank before December 31, 2020. The Defendants agreed to compensate the Plaintiff the sum of $3,704 (SGD 5,000) per month as guarantor fee starting from January 1, 2021 until the Defendants procured the release of the Plaintiff as the guarantor of the loan. The Defendants released the Jamie Fan Wei Zhi as the guarantor of the loan on October 31, 2022. As of December 31, 2022, the Company has paid Jamie Fan Wei Zhi $74,966 (SGD 100,500), and no more balance outstanding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our ordinary shares are quoted on The Nasdaq Stock Market LLC under the symbol “EUDA.” Our redeemable warrants are quoted on The Nasdaq Stock Market LLC under the symbol “EUDAW.”

Shareholders

As of the date of this report, there are approximately 28 shareholders of record of our ordinary shares based upon our transfer agent’s report. Because many of our ordinary shares are held by brokers and other nominees on behalf of shareholders, including in trust, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our ordinary shares. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants

On December 31, 2022, there were 8,625,000 Public Warrants outstanding and 292,250 Private Warrants outstanding. Refer to Note 16 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.

Recent Sales of Unregistered Securities

We made no sales of our equity securities during the fourth quarter of the fiscal year covered by the report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no purchases of our equity securities during the fourth quarter of the fiscal year covered by the report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in the Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

Our mission is to make high-quality, personalized healthcare affordable and accessible for all our patients. Our aim is to provide a one stop healthcare and wellness services through our propriety platform. We currently have operations in Singapore and expect to expand across Southeast Asia.

In January 2020, we acquired 100% of the equity interests in Super Gateway Group Limited (“SGGL”), which engaged in the property and security management of commercial units (shopping malls, business office buildings, industrial buildings), and residential apartments. We aimed to build an Omni-channel health care and products platform in economies of scale and cross-sell opportunities which would allow our management services section to expand into new and different verticals of management services in the medical field.

Headquartered in Singapore and established in 2019, we aim to be a leading next-generation Southeast Asian healthcare-technology provider, integrating a full continuum of healthcare services with healthcare data analytics to drive high-quality and efficient care for their patients. The proprietary platform, is its core holistic, connected platform, through which it also offers a mobile application platform for its users. What makes us unique is the integration of Artificial Intelligence (AI) and Machine Learning (ML), which provides real-time actionable analytics functionality that enables our users to make quick analysis and accurate diagnosis as well as business decisions. The platform gathers numerous data points and performs predictive analysis, where it can compare events and results over time to identify trends across various segments and provide accurate insights, analysis, and predictions regarding healthcare. Its AI applications supported on our platform include smart triage, smart match, smart claims supports and image recognition, as well as predictive algorithms that can read and analyze MRIs and X-rays. our robust unique proprietary technology platform reduces the time taken for diagnostics yet continues to promote standardization of diagnostics, which effectively eliminates inefficiencies. Through our software platform, it aims to deliver data-driven, personalized quality insights to patients while they are at the doctor’s office in order to provide them with different healthcare and treatment choices.

We aim to provide a series of products and services through its network and offer an array of complementary products and services to deepen their relationship with its members from assessing the condition, evaluating the risk level to providing personalized support services.

We market and promote our Medical Urgent Care services to healthcare provider organizations throughout Singapore using a go-to-market and direct sales organization composed of highly trained and technical team members that are segmented into several highly targeted and coordinated teams. These dedicated sales teams develop content and identifies prospects that the sales development team research and qualify to generate high-grade, actionable sales programs. Our sales and marketing department leverages on their deep experience to deliver an urgent care solution tailor-fit to the size and specialty of each practice. Through this targeted, coordinated approach, We are able to maximize resource allocation and allow its sales teams to concentrate on execution.

We utilize both an inside and outside direct sales force to execute on the qualified marketing programs, partnering with client services to ensure the prospect is educated on the breadth of our capabilities and demonstrable value proposition. Medical and clinical partners also play an important role in marketing and selling our products to its customer base. These partners may shorten the sales cycle and lower the customer acquisition costs. For example, through the Clinic Management System (CMS) partners, we are able to embed its technology into existing health system technology infrastructure which, as a competitive differentiator, may lead to a higher win rate.

Our sales and marketing department is primarily responsible for planning and developing its overall marketing strategy, conducting market research, coordinating the sales and marketing activities to attract new customers and maintain and strengthen relationships with existing customers, managing the efforts in relation to tender bids and negotiating the terms of our Property Management Service and Security Service contracts. The team will explore and establish information channels for business development and market research purposes. Such information channels include websites or other platforms on which property developers or property owners’ associations announce tender opportunities, uncovering business opportunities by way of recommendation or frequent communication with customers and other industry players, and organizing promotional events to showcase our service offerings.

Furthermore, we implement various incentive measures to encourage the sales teams to obtain property management service contracts of properties developed by third-party developers through research and analysis of and communication with target customers in the real estate industry and taking advantage of our resources and expertise. In addition, various communication channels are adopted to explore more opportunities to provide our Property Management Services that are customized and tailored to the specific localities to bring convenience to local property owners and residents. We continually seek business cooperation opportunities with third-party merchants to enhance the width and depth of its services.

We believe that our platform will eventually provide a full continuum of healthcare services integrated with healthcare data analytics to drive improved outcomes for patients. To achieve this, we aim to continuously build towards a consumer-centric digital ecosystem to allow clients and patients to gain access to quality healthcare while keeping costs affordable. We incorporate AI and ML on the platform and implements relevant solutions to a wide variety of healthcare and homecare services that it currently provides. AI-driven advancement will be increasingly visible throughout the healthcare journey including a strong potential for interactive virtual assistants to improve patient experience and clinician operational workflow. We believe in incorporating technology into the traditional medical services market and creating an end-to-end ecosystem that provides a comprehensive suite of healthcare and wellness services adds great value.

Recent Development

On November 17, 2022, we consummated the business combination contemplated by the “SPA” between us, Euda Health Limited (“EHL”), Watermark Developments Limited, a British Virgin Islands business company (“Watermark” or the “Seller”) and the sole owner of EUDA, and Kwong Yeow Liew, dated April 11, 2022 and amended May 30, 2022, June 10, 2022, and September 7, 2022. As contemplated by the SPA, a business combination between us and EUDA was effected by the purchase by us of all of the issued and outstanding shares of EUDA from the Seller (the “Share Purchase”), resulting in EUDA becoming a wholly owned subsidiary of us. In addition, in connection with the consummation of the Share Purchase, we have changed our name to “EUDA Health Holdings Limited.” The transactions contemplated under the SPA relating to the Share Purchase are referred to in this annual report as the “Business Combination.”

In connection with the Closing of the Business Combination, we issued convertible notes in an aggregate principal amount of $3,402,225 (the “Convertible Notes”) in a private placement to certain advisors. Indeterminate or fixed number of ordinary shares (the “Convertible Note Shares”) could be issuable upon the conversion of the Convertible Notes.

Key Factors that Affect Operating Results

Strong Presence and wide Network of Partners to Complement our “Always-On” Approach

We provide 24/7 concierge-level care coordination services for our high-risk members. As a digital health company, we strongly believe in advocating the presence of healthcare at any time and any place needed by our customers. Our coordination specialists are trained to cover all emergency, primary and specialty services and provide the highest level of personalized medical concierge level services at the push of a button. Furthermore, we strengthen this capability through our geographical presence and wide network of relationships with medical partners. We have a sizeable number of medical partners across the healthcare spectrum, ranging from ambulatory service providers and General Practitioner (GP) clinics to hospitals and specialist consultants. The widest range urgent care options are usually based around pricing, proximity, choice of treatment and medications. Therefore, our relationships with medical partners gives a great competitive edge as we are able to provide top notch round-the-clock healthcare services based on the requirements expected from our clients.

Retention of Key Management Team Members

Another key differentiating factor for us is the rich blended nature of our management team. Our management team comprises executives with extensive experience in Healthcare, Technology, Insurance & Consumer Experience segments. The wide array of industries captured by our management team allows us to deliver superior products and services to Our customers as the management team possesses an in-depth understanding of the pain points prevalent in the industry. The combination has also enabled us to address the market gap in the healthcare industry with an innovative data driven all-in-one healthcare platform. However, the loss of any of our key executive team member, such as the loss of our Chief Technology Officer in May 2023, might affect our quality of services clients are currently receiving and might lead to our clients to seek medical service from other medical providers.

Key Personnel Discharge of their Duties

If for any reason, one or more of our employees are unable to discharge their duties properly or in the best interest of us in the property management sector, that may have an adverse impact on our reputation and our brand and our attractiveness to retain our shopping malls, business office buildings, or residential apartments clients. We may as result potentially lose future revenue from our existing clients to retain our property management services.

Investment in Digitalization and Innovation for Digital Care Capabilities

We are constantly investing in AI technology that is designed to help expand patient engagement while improving efficiencies, reducing the cost of care and promoting better care coordination. For example, there is an AI deployment enabling a patient-provider matching tool, allowing patients to input our preference for doctors, timing and area of specialist onto our platform, and our platform will synthesize patient’s preference to ensure best matches to boost efficiency and user experience. Continued investment in interoperability, including remote patient monitoring, advanced analytics and lab services as well as the home delivery of pharmaceuticals, is expected to allow us to expand its use cases. Our investments in interoperability with other technologies have also allowed them to partner with innovative companies to develop unique products and services. Our strategic partnerships allow our services to be accessed directly through our interfaces. We believe these partnerships will differentiate our offerings and add new capabilities to drive demand and add value for our clients.

Our Ability to Leverage Existing Sales Channels and Penetrate New Markets

We have developed a highly effective distribution network to target large employers and is committing incremental sales and marketing resources to the small-medium enterprises to increase our penetration within this market. Additionally, we intend to further penetrate the medical provider market, notably hospitals and group physician practices, as we believe our solution offers the medical community an attractive platform from which to generate substantial income by acquiring new patients and to better participate in emerging risk-sharing and value-based payment models. With expanded access to available health insurance, we also intend to pursue health insurance companies about our services, hence, which will represent an attractive new sales channel.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

	For the Year Ended December 31,
	2022	2021	Change	Percentage Change
Revenues	$9,840,709	$10,544,550	$(703,841)	(6.7)%
Cost of revenues	6,486,513	6,300,197	$186,316	3.0%
Gross profit	3,543,196	4,244,353	$(890,157)	(21.0)%
Selling expenses	1,902,865	1,258,442	$644,423	51.2%
General and administrative expenses	12,352,877	4,084,873	$8,268,004	202.4%
Impairment loss on long-lived assets	1,139,016	-	1,139,016	100.0%
Research and development expenses	17,209	129,265	$(112,056)	(86.7)%
Loss from operations	(12,057,771)	(1,228,227)	$(10,829,544)	881.7%
Other (loss) income, net	(12,874,053)	2,176,764	$(15,050,817)	(691.4)%
Provision for income taxes	17,422	48,141	$(30,719)	(63.8)%
Net (loss) income	(24,949,246)	900,396	$(25,849,642)	(2,870.9)%
Less: Net (loss) income attributable to noncontrolling interest	(65,124)	35,567	$(100,691)	(283.1)%
Net (loss) income attribute to EUDA	$(24,884,122)	$864,829	$(25,748,951)	(2,977.3)%

Revenues

Our revenues are derived from medical services, product sales, and property management services. Total revenues decreased by approximately $0.7 million, or 6.7%, to approximately $9.8 million for the year ended December 31, 2022 as compared to approximately $10.5 million for the year ended December 31, 2021. The decrease of the total revenue was mainly attributable to the decrease of our property management services by approximately $0.8 million, or 17.4%, to $3.8 million for the year ended December 31, 2022 as compared to approximately $4.6 million for the year ended December 31, 2021, and also attributable to the decrease of our product sales by approximately $0.2 million, or 95.7%, to approximately $11,000 for the year ended December 31, 2022 as compared to approximately $0.3 million for the year ended December 31, 2021, offset by the increase of medical services by approximately $0.3 million, or 5.9%, to approximately $6.1 million for the year ended December 31, 2022 as compared to approximately $5.7 million for the year ended December 31, 2021.

Our revenues from our revenue categories are summarized as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	Change	Change (%)

Revenues
Medical services – specialty care	$6,001,439	$5,010,837	$990,602	19.8%
Medical services – general practice	63,794	712,712	$(648,918)	(91.0)%
Medical services – general practice (related parties)	135	4,640	$(4,505)	(97.1)%
Medical services – subtotal	6,065,368	5,728,189	$337,179	5.9%
Product sales	11,046	257,841	$(246,795)	(95.7)%
Property management services	3,764,295	4,558,520	$(794,225)	(17.4)%
Total revenues	$9,840,709	$10,544,550	$(703,841)	(6.7)%

Medical services

Revenues from medical services increased by approximately $0.3 million, or 5.9%, to approximately $6.1 million for the year ended December 31, 2022 from approximately $5.7 million for the year ended December 31, 2021. Revenue growth is mainly due to the increased number of employees/patients from our corporate clients. Approximately 860 and 800 corporate clients had utilized our specialty healthcare services in each of the year ended December 31, 2022 and 2021, respectively. The average usage of our specialty care services per corporate client were approximately $7,000 during the year ended December 31, 2022, as compared to approximately $6,300 during the year ended December 31, 2021. Such increase was mainly due to more employees/patients from corporate clients utilizing our specialty care services during the year ended December 31, 2022 as compared to the same period in 2021. Approximately 5,200 and 4,000 employees/patients from our corporate clients had utilized our healthcare services during the year ended December 31, 2022 and 2021, respectively. The average usage of our specialty care services per employee/patient were approximately $1,200 during the year ended December 31, 2022, as compared to approximately $1,300 during the year ended December 31, 2021. The average usage of our specialty care services per employee/patient decreased by approximately $100 from the year ended December 31, 2021 to the same period in 2022 mainly due to the employees/patients from our corporate clients required lesser degree of specialty care services in 2022 as compared to the same period in 2021. Our general practice medical services were insignificant to our operations during the year ended December 31, 2022 and 2021.

Product sales

Revenues from product sales decreased by approximately $0.2 million or 95.7%, to approximately $11,000 for the year ended December 31, 2022 from approximately $0.3 million for the year ended December 31, 2021. Our product sales have decreased for the year ended December 31, 2022 as compared to the same period in 2021 due to the decreased demand of our facial recognition and temperature measurement monitor system as the COVID-19 pandemic has been eased.

Property management services

Revenues from property management services decreased by approximately $0.8 million, or 17.4%, to approximately $3.8 million for the year ended December 31, 2022 from approximately $4.6 million for the year ended December 31, 2021. Property management services revenue decreased mainly due to the decrease of property management units that we managed without our security guard services and the decrease of property management units that we managed with our security guard services. The number of properties managed without security guard service decreased from 39 units for the year ended December 31, 2021 to 37 units for the year ended December 31, 2022. The number of properties managed with security guard services decreased from 13 units for the year ended December 31, 2021 to 12 units for the year ended December 31, 2022. Currently, we do not have any property management services provided to any medical clinics.

Our percentage of property management services revenue from each property type are summarized as follows:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

Residential Apartments	60%	59%
Commercial Units	40%	41%

Historically, we provided more property management services in the residential apartments than in the commercial units during the year ended December 31, 2022 and 2021.

Cost of Revenues

Total cost of revenues increased by approximately $0.2 million, or 3.0%, to approximately $6.5 million for the year ended December 31, 2022 as compared to approximately $6.3 million for the year ended December 31, 2021. The increase in cost of revenues was mainly due to the increased of medical services.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	Change	Change (%)

Cost of revenues
Medical services – specialty care	$2,995,778	$46,849	$2,948,929	6,294.5%
Medical services – specialty care (related party)	491,499	2,349,702	$(1,858,203)	(79.1)%
Medical services – general practice	45,549	427,908	$(382,359)	(89.4)%
Medical services– subtotal	3,532,826	2,824,459	$708,367	25.1%
Product sales	59,391	167,202	$(107,811)	(64.5)%
Property management services	2,894,296	3,308,536	$(414,240)	(12.5)%
Total cost of revenues	$6,486,513	$6,300,197	$186,316	3.0%

Our cost of revenues from medical services increased by approximately $0.7 million or 25.1% to approximately $3.5 million for the year ended December 31, 2022 from approximately $2.8 million for the year ended December 31, 2021. The increase in cost of revenues from our medical services is in line with our increase of revenues from medical services which was due to increased usage of our specialty services per customer. The increase in cost of revenues from medical services – specialty care of approximately $2.9 million or 6,294.5% was mainly because beginning in April 2022, we directly utilized the third party clinic service providers and no longer utilized our related party vendor, Cadence Health Pte. Ltd. (“Cadence”), during the year ended December 31, 2022 as compared to the same period in 2021. Same reason was applied to the decrease in cost of revenues from medical services – specialty care (related party) of approximately $1.9 million or 79.1%. Historically, EUDA’s specialty care medical services provided by the third party clinic service providers were insignificant up until March 2022 and majority of the cost of revenue from EUDA’s specialty care medical services for the year ended December 31, 2021 and for the three months ended March 31, 2022 were provided by our related party vendor, Cadence. Our general practice medical services were insignificant to our operations during the year ended December 31, 2022 and 2021.

Our cost of revenues from product sales decreased by approximately $108,000, or 64.5%, to approximately $59,000 for the year ended December 31, 2022 from approximately $167,000 for the year ended December 31, 2021. The decrease in cost of revenues from product sales is in line with our decrease of revenues from product sales which was due to lower demand of our facial recognition and temperature measurement monitor system as the COVID-19 pandemic has eased.

Our cost of revenues from property management services decreased by approximately $0.4 million, or 12.5%, to approximately $2.9 million for the year ended December 31, 2022 from approximately $3.3 million for the year ended December 31, 2021. The decrease in cost of revenues from property management services is in line with our decrease of revenues from property management services which was mainly due to the decreased number of property management units that we managed and the decreased number of property management employees offset by the increase of salary and benefits of the property management employees per individual employee.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	Change	Change (%)

Medical services
Gross profit	$2,532,542	$2,903,730	$(371,188)	(12.8)%
Gross profit percentage	41.8%	50.7%	(8.9)%

Product sales
Gross profit	$(48,345)	$90,639	$(138,984)	(153.3)%
Gross profit percentage	(437.7)%	35.2%	(472.9)%

Property management services
Gross profit	$869,999	$1,249,984	$(379,985)	(30.4)%
Gross profit percentage	23.1%	27.4%	(4.3)%

Total
Gross profit	$3,354,196	$4,244,353	$(890,157)	(21.0)%
Gross profit percentage	34.1%	40.3%	(6.2)%

Our gross profit decreased by approximately $0.9 million, or 21.0%, to approximately $3.4 million for the year ended December 31, 2022 from approximately $4.2 million for the year ended December 31, 2021. The decrease in gross profit is primarily due to decrease of gross profit from medical service as a result of the increase of medical service cost over the increase of revenue. The decrease in gross profit also due to the decrease of our revenues from our property management services against the increase of staff salary

For the year ended December 31, 2022 and 2021, Our overall gross profit percentage was 34.1% and 40.3%, respectively. The decrease in gross profit percentage of 6.2% was primarily due to the combination of the decrease of our medical services gross profit percentage of 8.9%, the decrease of our product sales gross profit percentage of 472.9%, and the decrease of our property management services gross profit percentage of 4.3%.

Gross profit percentage for medical services was 41.8% and 50.7% for the year ended December 31, 2022 and 2021, respectively. The decrease of gross profit percentage of 8.9% was mainly because beginning in April 2022, we directly utilized the third party clinic service providers and less service discounts provided by our major medical service providers during the year ended December 31, 2022 as compared to the same period in 2021.

Gross (loss) profit percentage for product sales was (437.7)% and 35.2% for the year ended December 31, 2022 and 2021, respectively. The decrease of gross profit percentage of 472.9% was primarily caused by lower customer demand of our facial recognition and temperature measurement monitor products as COVID-19 pandemic has eased which resulted in write-off of non-saleable items and reduce our inventory level to $0 as of December 31, 2022.

Gross profit percentage for property management services was 23.1% and 27.4% for the year ended December 31, 2022 and 2021, respectively. The decrease of gross profit percentage of 4.3% was primarily attributable to increase of salary and benefits of the property management employees per employee. Although we had reduced the number of employees in the property management operations due to the decrease of property that we managed, we increased the salary of property management employees on performance and inflation adjustment to retain more qualified employees and did not pass on the cost of such adjustments to our customers, which significantly lowered our gross profit percentage for property management.

Operating Expenses

Total operating expenses increased by approximately $9.9 million, or 181.6%, to approximately $15.4 million for the year ended December 31, 2022 from approximately $5.5 million for the year ended December 31, 2021. The increase was mainly attributable to the increase of general and administrative expenses and earnout share payment of approximately $8.3 million, increase of selling expenses of approximately $0.6 million and increase of impairment loss on long-lived assets of approximately $1.1 million.

An increase of approximately $8.3 million in general and administrative expenses, and earnout share payment was mainly attributable to an approximately $1.4 million increases in professional fees, including but not limited to, attorney, auditors and consulting expenses incurred in relation to the Business Combination in 2022 which was not allowed to be capitalized according to U.S. GAAP. The increase was also attributable to an approximately $2.8 million increase in provision for bad debt, which was resulted from write-off of the uncollectible balance of receivable from divestment from BPT, an unrelated third party and the balance from loan to PT total Prima Indonesia as we determined these balances will not be recovered in the future. In addition, we incurred approximately $5.2 million of earnout payment upon assessing the fair value of the Earnout Share. The increase was offset by the decrease of salary expenses of approximately $1.1 million.

An increase of approximately $0.6 million in selling expenses was mainly attributable to the approximately $0.6 million increase in advertising, marketing and entertainment expenses, which was directly attributed to the increase of corporate clients and medical services revenues as more advertisement posting to attract potential corporate clients.

An increase of approximately $1.1 million in impairment loss on long-lived assets as we fully impaired the remaining balance of goodwill and intangible assets recognized through acquisition of Super Gateway Group Limited in January 2020.

Approximately $0.1 million decrease in research and development expenses for the year ended December 31, 2022 as compared to the same period in 2021 was due to less research and development expenses required as our existing platform becomes more mature.

Other(expenses) income, net

Our other income, net is summarized as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	Change	Change (%)
Other (Expense) Income
Interest expense, net	$(120,082)	$(127,126)	$7,044	(5.5)%
Gain on disposal of a subsidiary	30,055	-	$30,055	100.0%
Change in prepaid forward purchase liabilities	(12,911,503)	-	(12,911,503)	100.0%
Other income	127,477	386,828	$(259,351)	(67.0)%
Investment income	-	1,917,062	$(1,917,062)	(100.0)%
Total Other (Expense) Income, net	$(12,874,053)	$2,176,764	$(15,050,817)	(691.4)%

Total other expense, net were amounted to approximately $12.9 million for the year ended December 31, 2022 while total other income, net were amounted to approximately $2.2 million for the year ended December 31, 2021. The changes were mainly due to the following:

Change in prepaid forward purchase liabilities

We incurred a loss from change in prepaid forward purchase liabilities amounted approximately $12.9 million for the year ended December 31, 2022 as we entered into two equity prepaid forward transactions in November 2022, which required for fair value accounting. Due to our stock price has significantly dropped after the Business Combination in November 2022, the fair value of the prepaid forward purchase liabilities also decreased significantly.

Investment income

We had investment income of approximately $1.9 million from the Affordable Home Program investment in Indonesia during the year ended December 31, 2021 while no investment income was recognized during the same period in 2022.

Interest expense, net

The interest expense, net decreased was due to less outstanding loans with similar interest rate during the year ended December 31, 2022 as compared to the same period in 2021.

Other income

The decrease of other income was because we did not obtain government grant for the year ended December 31, 2022, while there was government grant of approximately $0.3 million received by us during the same period in 2021.

Provision for income taxes

Our provision for income taxes decreased by approximately $31,000 for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our provision for income taxes amounted to approximately $17,000 and $48,000 for the year ended December 31, 2022 and 2021, respectively. The decrease in provision for income taxes is mainly due to decrease of deferred tax as we wrote off our deferred tax liability as a result of impairment of our intangible asset.

Net (loss) income

We incurred a net loss was approximately $24.9 million for the year ended December 31, 2022, while we had a net income of approximately $0.9 million for the year ended December 31, 2021. Changes from net income for the year ended 2021 to net loss for the same period in 2022 was predominately due to the reasons as discussed above.

Liquidity and Capital Resources

In assessing liquidity, we monitor and analyze cash on-hand and operating and capital expenditure commitments. Our liquidity needs are to meet working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of short-term borrowings from banks, private lenders, third parties and related parties and cash generated from operations have been utilized to finance working capital requirements. As of December 31, 2022, our working deficit was approximately $4.1 million, and we had cash and restricted cash of approximately $0.8 million.

The global outbreak of COVID-19 caused volatile economic activity around the world, and the degrees of any economic recovery in various jurisdictions have not been linear. We have experienced recurring losses from operations and negative cash flows from operating activities since 2020. The digital health industry is relatively immature and rapidly evolving, and it is uncertain whether it will achieve and maintain high levels of demand, consumer acceptance and market adoption. Our success will substantially depend on the willingness of our clients’ members or patients to adopt, and the frequency and extent of their utilization of, our services and solutions, as well as on our ability to demonstrate the value of digital health to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. If our clients, members or patients do not acknowledge the benefits of our services or platform, or if our services are not competitive, then the market may not develop at all, or we may develop slower than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of digital health could restrict market acceptance of our healthcare services. An occurrence of any of these events could have a material adverse effect on our business, financial condition, or results of operations.

During fiscal year 2022, we missed our previously projected revenue target mainly due to the relative immaturity of the digital health industry and the ongoing effects of the COVID-19 pandemic. A potential economic recession and uncertainty in financial markets have resulted in changes in market conditions and produced market volatility. The impact of inflation and rising interest rates may affect the financial performance of the customers we serve and influence customer demand. Despite these uncertainties, we continue to seek growth in terms of new and additional corporate clients. We currently rely mainly on organic growth driven by an increase in corporate clients. If we are unable to retain the active customers while attracting new customers, it could result in a loss of future revenue and will deteriorate our liquidity and operating cash flow. As a result, we have an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. The management’s plan in addressing this uncertainty is through the following sources:

●	other available sources of financing from Singapore banks and other financial institutions or private lenders;
●	financial support and credit guarantee commitments from our related parties; and
●	equity financing.

In light of the disparity between the exercise price of the warrants and our current trading price, it is very unlikely that any potential proceeds from the exercise of our warrants will be realized in the near future. We are in active discussions with underwriters regarding a potential financing transaction through the issuance of convertible notes and our goal is for such transactions to be completed in the fourth quarter of 2023 to improve our liquidity and capital resource needs.

On February 2, 2023, Mr. Alfred Lim, our independent director, loaned us an amount of $128,750 for working capital purposes.

Between January to May 2023, Mr. Meng Dong (James) Tan, one of our shareholders who currently owns approximately 28% of our ordinary shares, loaned us in an aggregate amount to approximately $ 0.5 million for working capital purposes.

Between May 16 and May 22, 2023, we issued and sold to eight accredited investors an aggregate of 940,000 ordinary shares (the “Placement Shares”) at $1.00 per share for an aggregate purchase price of $940,000 in a private placement.

Should we need to seek additional capital prior to the potential convertible notes financing transaction, we may continue to go to our related parties for additional financial support. If the trading price of our ordinary shares experiences a further decline following or as a result of this offering, it will negatively impact our ability to raise additional capital on favorable terms, if at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, as such, the financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

The following summarizes the key components of cash flows for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022	2021

Net cash (used in) provided by operating activities	$(1,526,828)	$443,920
Net cash used in investing activities	(268,206)	(356,183)
Net cash provided by (used in) financing activities	2,488,947	(168,373)
Effect of exchange rate change on cash and restricted cash	(99,424)	19,865
Net change in cash and restricted cash	$594,489	$(60,771)

Operating activities

Net cash used in operating activities was approximately $1.5 million for the year ended December 31, 2022 and was primarily attributable to (i) approximately $24.9 million in net loss as discussed above, (ii) approximately $0.2 million increase in accounts receivable due to less collections, and (iii) approximately $2.4 million decrease in accounts payable – related party as we are making more timely payments while we are no longer using the medical services from the related party beginning in April 2022, offset by (i) approximately $1.6 million decrease in other receivables mainly resulted from the collection of our investment income, (ii) approximately $1.3 million increase in accounts payable mainly due to the increase usage of medical services and related medical products from third party service providers, (iii) approximately $1.0 million increase in other payables and accrued liabilities mainly resulted from accrued professional fees, (iv) approximately $12.9 million in change in fair value of prepaid forward purchase liabilities, (v) approximately $2.9 million in provision for doubtful accounts due to write-off of the balance of receivable from divestment from BPT, an unrelated third party and the balance from loan to PT total Prima Indonesia, (vi) approximately $5.2 million in earn out payment upon assessing the fair value of the Earnout Share and (vii) approximately $1.1 million in impairment loss on goodwill and intangible asset.

Net cash provided by operating activities was approximately $0.4 million for the year ended December 31, 2021 and was primarily attributable to (i) a net income of approximately $0.9 million (ii) approximately $0.3 million in non-cash items such as depreciation and amortization expense, (iii) approximately $44,000 in provision for doubtful accounts, and (iv) approximately $56,000 decrease in other receivables, (v) approximately $1.4 million increase in accounts payable and accounts payable – related party, and (vi) approximately $0.1 million increase in taxes payable, offset by (i) approximately $28,000 in deferred tax benefit, (ii) approximately $1.9 million of investment income from the Affordable Home Program investment in Indonesia, (iii) approximately $0.3 million increase in accounts receivable, (iv) approximately $18,000 increase in prepaid expenses and other current assets, and (v) approximately $62,000 decrease in operating lease liabilities.

Investing activities

Net cash used in investing activities was approximately $0.3 million for the year ended December 31, 2022 and was attributable to approximately $0.2 million loan to a third party, approximately $3,000 in cash released upon disposal of a subsidiary, and approximately $18,000 purchases of equipment.

Net cash used in investing activities was approximately $0.4 million for the year ended December 31, 2021 and was attributable to approximately $2,000 of equipment purchases, and approximately $0.4 million in loan to third party.

Financing activities

Net cash provided by financing activities was approximately $2.5 million for the year ended December 31, 2022 and was primarily attributable to (i) approximately $1.4 million borrowings from related parties, (ii) $0.5 million issuance of ordinary shares, (iii) approximately $0.6 million receipt of subscribed shares deposit, and (iv) approximately $1.3 million proceeds from Reverse Recapitalization, offset by (i) approximately $1.3 million payments of merger costs, and (ii) approximately $0.1 million repayments to short-term loans – bank and private lender.

Net cash used in financing activities was approximately $0.2 million for the year ended December 31, 2021 and was primarily attributable to approximately $67,000 repayments to short-term loans – bank and private lender, approximately $0.3 million repayments to short-term loans – third parties, and approximately $7,000 payment of finance lease liabilities, offset by approximately $36,000 repayments from other receivable – related parties, approximately $88,000 proceeds from short-term loans – bank and private lender, and approximately $94,000 borrowings from other payables – related parties.

Commitments and Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450-20, “Loss Contingencies”, we will record accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Short-term loans - bank and private lender	$204,240	$204,240	$—	$—	$—
Other payable – related parties	1,571,945	1,571,945	—	—	—
Promissory note	170,000	170,000	—	—	—
Operating lease obligations	79,959	79,959	—	—	—
Convertible notes – third parties	2,619,625	2,619,625	—	—	—
Convertible notes- related parties	782,600	782,600	—	—	—
Finance lease obligations	22,201	7,186	15,015	—	—
Total	$5,450,570	$5,435,555	$15,015	$—	$—

Capital Expenditures

For the years ended December 31, 2022 and 2021, we purchased approximately $18,000 and $2,000, respectively, of equipment mainly for use in medical services. We did not purchase any material equipment for operational use. We do not have any other material commitments to capital expenditures as of December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we have no off-balance sheet arrangements including arrangements that would affect liquidity, capital resources, market risk support and credit risk support or other benefits.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to use such extended transition period which means that when a standard is issued or revised and we have different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Critical Accounting Policies and Estimates

Financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of our significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. Our significant accounting policies are more fully described in Note 3 to the consolidated financial statements, but we believe that the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

●	Accounts receivable, net
●	Impairment of long-lived assets and Goodwill
●	Prepaid forward purchase liabilities
●	Warrant
●	Income taxes
●	Revenue Recognition

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include estimates of allowances for doubtful accounts, estimates of impairment of long-lived assets and goodwill, valuation of prepaid forward purchase and warrant, valuation allowance of deferred tax assets, and other provisions and contingencies. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 to 90 days, depending on the credit term with our customers. Our management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Currently, our policy is to provide 100% allowance on balance over 2 years past due, 40% allowance on balance between 1 – 2 years past due, 10% allowance on balance between 10 – 12 months past due, and 1% on balance between 7 – 9 months past due. Our management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

Impairment of long-lived assets and Goodwill

In accordance with ASC 360-10, Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, We would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2022 and 2021, approximately $0.2 million and nil impairment on intangible assets was recognized, respectively.

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of income and comprehensive income. Impairment losses on goodwill are not reversed. For the year ended December 31, 2022, management evaluated the recoverability of goodwill by performing a qualitative assessment on the two reporting units and determine that it is more likely than not that the fair value of each reporting unit is less than its carrying amount. Therefore, management performed quantitative assessment, fully impairment loss on goodwill of $971,229 was recognized for the year ended December 31, 2022, as the carrying amount of each reporting unit is in excess of its fair value for the year ended December 31, 2022.

Prepaid forward purchase liabilities

In connection with the Forward Purchase Agreement, we recognized prepaid forward purchase liabilities in accordance with ASC 480-10-25-8 by using carry and reverse carry arbitrage model to determine the fair value of the prepaid forward purchase liabilities as we have the obligation to pay cash to settle the maturity consideration.

In accordance with ASC 480, Distinguishing Liabilities from Equity, we have determined that the prepaid forward contract is a financial instrument other than a share that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “prepaid forward purchase liability” on the consolidated balance sheets. We initially measure the prepaid forward purchase liability at fair value and measured subsequently at fair value with changes in fair value recognized in earnings.

As of the closing of the Business Combination, the fair value of the prepaid forward purchase liability was determined to be $7,409,550. Subsequently, the change of fair value of the prepaid forward purchase liability was amounted to a loss of $12,911,503 for the year end December 31, 2022. As of December 31, 2022, the prepaid forward purchase liabilities amounted to $20,321,053.

Warrant

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. We determined that upon further review of the warrant agreements, we concluded that the warrants qualify for equity accounting treatment.

Upon completion of the business combination, all of 8i’s public and private warrants remain outstanding were replaced by our public and private warrants. We treated such warrants replacement as a warrant modification and no incremental fair value was recognized.

Income taxes

We account for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Our assumptions on valuation allowance includes our subsidiaries historical operating result and likelihood of whether we expect we can realize such deferred tax assets in the near future.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.

Recent Accounting Pronouncements

See Note 3 of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk while we have short-term bank, private lender, and third-party loans outstanding. Although interest rates for short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.

Credit Risk

Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. Credit risk is managed through in-house research and analysis of the economy and the underlying obligors and transaction structures. We identify credit risk collectively based on industry, geography and customer type. In measuring the credit risk of our sales to our customers, we mainly reflect the “probability of default” by the customer on our contractual obligations and consider the current financial position of the customer and the current and likely future exposures to the customer.

Liquidity Risk

We are exposed to liquidity risk, which is risk that will be unable to provide sufficient capital resources and liquidity to meet commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions and related parties to obtain short-term funding to cover any liquidity shortage.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, the majorities of our consolidated revenues and consolidated costs and expenses are denominated in SGD, VND and MYR. Majorities of assets are denominated in SGD, VND and MYR. As a result, we are exposed to foreign exchange risk as revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar, SGD, VND and MYR. If the SGD, VND and MYR depreciates against the U.S. dollar, the value of our SGD, VND and MYR revenues, earnings and assets as expressed in U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce exposure to foreign exchange risk.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in pages F-1 through F-44, which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 1, 2022, Friedman LLP (“Friedman”), our then independent registered public accounting firm, combined with Marcum LLP and continued to operate as an independent registered public accounting firm. On November 22, 2022, approved by the Company’s board of directors, we engaged Marcum Asia CPAs LLP (“Marcum Asia”) to serve as our independent registered public accounting firm. The services previously provided by Friedman are now provided by Marcum Asia.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) During the period from December 31, 2021 through November 22, 2022 there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Friedman’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such year. During the period from December 31, 2021 through November 22, 2022 other than the material weaknesses in the Company’s internal control over financial reporting, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(b) During the period from December 31, 2021 through November 22, 2022 the Company did not consult with Marcum Asia with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

● Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our Chief Executive Officer and Chief Financial Officer have performed additional analyses, reconciliations, and other post-closing procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously identified material weakness. Prior to the Business Combination, EUDA was a private company with limited accounting personnel and other resources with which to address internal controls and procedures. EUDA and our independent registered public accounting firm identified material weaknesses and significant deficiencies in the Company’s internal controls over financial reporting in connection with the audits of EUDA’s financial statements for the years ended December 31, 2021. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

The material weaknesses that were identified related to: (i) lack of sufficient financial reporting and accounting personnel, especially those with understanding of U.S. GAAP knowledge; (ii) lack of proper mechanism to identify and assess the experience and qualification of third-party specialists. As a result of these material weaknesses, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2022 and 2021. EUDA is in the process of developing a plan to remediate these material weaknesses and will continue to identify additional appropriate remediation measures. However, the material weaknesses will not be considered remediated until the remediation plan has been fully implemented, the applicable controls are fully operational for a sufficient period of time, and the Company has concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Remediation Plan. Management and our Audit Committee are currently reviewing and determining a plan to remediate the material weakness described above and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes (1) hiring of additional finance and accounting staff with qualifications and work experiences in U.S. GAAP and SEC reporting requirements to formalize and strengthen the key internal control over financial reporting; (2) allocating sufficient resources to prepare and review financial statements and related disclosures in accordance with U.S.GAAP and SEC reporting requirements, (3) hiring of qualified consultant to assess Sarbanes-Oxley Act compliance readiness, to assess where we can improve our overall internal control over financial reporting function, and to assist us in implementing improvements where necessary; and (4) setting up an effective internal mechanism to perform background check, identify and assess the qualification of the engaged third-party specialists; and (5) consulting with experienced valuation specialist on a timely basis.

At this time, EUDA cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. As a public company, EUDA is required to further design, document and test the Company’s internal controls over financial reporting to comply with Sarbanes-Oxley Act Section 404. If existing material weaknesses or control deficiencies are not remediated or if material weaknesses or control deficiencies occur in the future, EUDA may be unable to report the Company’s financial results accurately on a timely basis or help prevent fraud, which could cause EUDA’s reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of EUDA’s ordinary shares to decline. If we have material weaknesses in the future, it could affect the financial results that the Company reports or create a perception that those financial results do not fairly state EUDA’s financial position or results of operations. Either of those events could have an adverse effect on the value of the Company’s ordinary shares.

Inherent limitation on the effectiveness of internal control. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s current directors and executive officers are as follows:

Name	Age	Position(s)
Wei Wen Kelvin Chen	39	Chief Executive Officer, Executive Director
Steven John Sobak	76	Chief Financial Officer
Alfred Lim	72	Executive Director
Eric Lew	50	Director
Ajay Kumar Rajpal	53	Director
Kong-Yew Wong	48	Director

Below is a summary of the business experience of each of the directors and executive officers of the Company:

Wei Wen Kelvin Chen. Dr. Wei Wen Kelvin Chen brings over 20 years of expertise as a software executive, operation’s leader and strategy professional within the healthcare sector. Since 2019, he has served as the Chief Executive Officer and founder as well as the Executive Director at EUDA. Previously, from 2012 to 2017, Dr. Chen worked at Healthway Medical Group (Healthway), the largest listed healthcare company in Singapore with more than 100 medical clinics. While at Healthway, he started off as the Group Marketing Manager (from 2012 to 2014), was promoted to the Head of the Adult Specialist and CMO department (from 2014 to 2015), General Manager of the Specialist Division (2015) and eventually served as the Vice President (from 2015 to 2017), where he was responsible for the enterprise’s operations and growth, contributing to its exceptional revenue growth in 2015. Dr, Chen was instrumental in restructuring exercise and strategizing the Healthcare and Corporate Sales division to achieve the annual targets set by the board of Healthway, While at Healthway, Dr. Chen saw the gaps within the traditional healthcare infrastructure and an opportunity for technological innovation to propel digitalization across the entire health ecosystem, spurring him to establish Kent Ridge Health. Dr. Chen started his career with the Singapore Police Force (SPF) as a police officer, where the experience of managing operations formed the foundations of his management skills. He served as SPF’s IT consultant on emerging technologies, managing information systems and operations. In this role, he was instrumental in facilitating the overhaul of SPF’s transition from outdated organization-wide technologies to cutting edge, cost-effective business solutions that dramatically improved efficiency, decreased expenses, and optimized data integrity and safety. Dr. Chen holds a Doctorate in Business Administration from the University of South Australia and a Bachelor of Science, with honors, in Computer Science from the University of Greenwich.

Steven John Sobak. Mr. Steven John Sobak has been serving as EUDA’s Chief Financial Officer since March 2022 and has over 45 years in healthcare administrative experience covering most aspects of hospital management in both the public and private sectors, in general acute and various specialty facilities. Within Singapore and Malaysia, he has served as Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer at various hospitals ranging from 100 to over 1,500 beds. Over the years he has worked in the US, Saudi Arabia, Singapore, Malaysia and with consulting assignments in China and India. Since 2014, Mr. Sobak has been an Independent Healthcare Consultant for new, greenfield and brownfield projects as well as other potential ventures in Singapore, where he offered healthcare related consulting and advisory services of both. He provided guidance and feasibility study preparations for projects in China to gather required information, guidance and direction for managing the planning, construction and pre-opening requirements. From June 2010 to July 2016, he served as the Chief Operating Officer (June 2010 to January 2016) and Senior Director of National Neuroscience Institute (January 2016 to July 2016). Prior to that, Mr. Sobak was the Chief Executive Officer of Singapore Cord Blood Bank from January 2009 through June 2015. Concurrently, he was the Senior Instructor at Business Continuity Management Institute. From October 1969 through January 2014, he held various positions at Singapore Management University - Singhealth, Healthcura Consulting Pvt Ltd, KK Women’s and Children’s Hospital, United Engineers Group (Medical Hall Ltd), Southern Hospital Group, Tan Tock Seng Hospital Pte Ltd and Hospital Corporation of America/International Inc. At various times in his career, he had direct operational responsibility for many departments such as Finance, Purchasing, Corporate Communications, Quality Service Management (QSM), Legal, Facilities and Maintenance Operations, Bio-Medical Services, IT, and more. He introduced the concept of Pre-Admission Patient Financial Counseling in 1989, which was subsequently adopted by all hospitals in Singapore. He has supervised and been responsible for various Divisions within the Executive, Allied Health, Outpatient, Operational Support, etc. He has also authored / co-authored and published two books on healthcare related topics. Mr. Sobak holds a Master’s Degree in Finance and a Bachelor’s Degree in Management, both from Wayne State University.

Alfred Lim. Mr. Alfred Lim has over 44 years of experience in international trade business, covering the Asia Pacific region. He started his career in 1978 with May & Baker Ltd/Rhone Poulenc Singapore Pte Ltd, one of Europe’s top chemicals and pharmaceutical companies, before moving on to Neste Chemicals Trading Singapore Pte Ltd in 1990, where he was the Managing Director responsible for sales and marketing to companies in United States, Europe, and Asia. Between 1994 to 2002, he was the managing director of Borealis Singapore Pte Ltd, managing the company’s Asia Pacific offices and distributors. Under Mr. Lim’s remit, Borealis Singapore was awarded the International Trade Award from Ministry of Finance, Approved International Trader status from Ministry of Trade & Industry and Singapore 1,000 Ranking for Highest Returns on Shareholders’ Funds for year 1998/1999. In 2002, Mr Lim co-founded Akashi Sdn Bhd, a Malaysian distributor for chemicals which was later sold to East Asiatic Chemicals/Brenntag. From 2006 to 2018, Mr. Lim acted as a senior consultant to An Duong Group, setting up a distributor network in Vietnam for international bathroom product brands. Since 2018, he has been a consultant to Roca Group, the world’s largest sanitary ware manufacturer for Vietnam. Alfred received his Bachelor of Science (Honors) degree in Chemistry from the University of Singapore in 1976, Graduate diploma in Marketing from Singapore Institute of Management in 1986.

Eric Lew. Mr. Eric Lew has over 25 years of business experience. Mr. Lew started his career as an auditor with KPMG LLP for nearly 3 years before joining Wong Fong Industries Ltd where he served for 16 years as the Executive Director and remains as a board member. He served as the Executive Chairman of Y Ventures Group Ltd from March 2019 to July 2022, where his role was to drive the e-commerce group’s strategic direction and growth and to provide mentorship to management. Mr. Lew has served on the board of Eggriculture Foods Ltd since January 2023. He also serves on Executive Committee Board of WMRAS (Waste Management and Recycle Association of Singapore), the Board of Directors of Northlight School, and the NTU Nanyang Business School Alumni Board. In 2016, Mr. Lew was nominated for the Straits Times’ Singaporean of the Year for his contribution to small and medium-sized entities (SMEs) and innovation in Singapore. Mr. Lew has a Bachelor’s Degree in Accountancy with a Minor in Banking and Finance from the Nanyang Technological University of Singapore.

Ajay Kumar Rajpal. Mr. Ajay Kumar Rajpal is a Chartered Accountant and member of the Institute of Chartered Accountants in England & Wales (ICAEW). During his career, he has gained broad-ranging commercial experience developed in the US, Europe, Middle East and Far East, with a particular focus on M&A, financial management and insolvency/restructuring. Post qualification, Mr. Rajpal held a number of finance-related roles which involved working for periods in the US, Europe, Middle East and Far East. Since 2011, Mr. Rajpal has run his own consultancy business, NAS Corporate Services Ltd, providing companies with various corporate services, such as assistance with their pre-IPO funding, the IPO process and post IPO management. Mr. Rajpal has project managed the initial public offering process and assisted with the associated funding of two businesses on AIM, namely New Trend Lifestyle Group Plc, which provides Feng Shui products and services across Asia, and Zibao Metals Recycling Group Plc, a Hong Kong and China based metals recycling company. He currently is a director of Grand Vision Media Holdings Plc, RC365 Holding Plc and Essentially Group Plc, all of which are listed on the London Stock Exchange. Mr. Rajpal was previously an independent director of Moxian, Inc., a US company with a China based internet business listed on Nasdaq.

Kong-Yew Wong. Dr. Kong-Yew Wong has been serving as the Group CEO at D’Mace Pty Ltd (Australian) since September 2021, responsible for the company’s corporate governance, strategic directions and performance. He has also served as the lead consultant in several initiatives with ASEAN and UNWTO. Dr. Wong has also been serving as the Executive Director of E-Plus Ltd. in Australia since November 2020. He is also an international keynote speaker with appearances at major international conference in Asia, and features in newspapers and TV news (with personal interview at Astro Awani, Berita, TV2 etc). From April 2017 to September 2020, Dr. Wong served as the CEO at DYBIOTECH Bhd., a privately-held company in Malaysia that promotes beauty tourism to Malaysia. Dr. Wong received his Bachelor of Business Administration degree in Economics from Western Michigan University in December 1996. He received his Master of Economics from Universiti Putra Malaysia in December 2000. Dr. Wong received his Ph.D. degree in Economics from Strathclyde University in December 2004.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Eric Lew, Ajay Rajpal, and Kong-Yew Wong would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Our audit committee of the board of directors consists of Ajay Kumar Rajpal, Eric Lew, and Kong-Yew Wong, each of whom is an independent director under Nasdaq’s listing standards. Ajay Kumar Rajpal is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ajay Kumar Rajpal qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee of the board of directors consists of Kong-Yew Wong, Eric Lew, and Ajay Kumar Rajpal, each of whom is an independent director under Nasdaq’s listing standards. Kong-Yew Wong is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our memorandum and articles of association, as amended. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Our compensation committee of the board of directors consists of Eric Lew, Ajay Kumar Rajpal, and Kong-Yew Wong, each of whom is an independent director under Nasdaq’s listing standards. Eric Lew is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Item 11. Executive Compensation

This section describes the executive compensation for EUDA’s executive officers since the Company was formed on January 21, 2021 (the “Formation Date”). This discussion may contain forward-looking statements that are based on EUDA’s current plans, considerations, expectations and determinations regarding future compensation.

From the Formation Date until the Closing of the Business Combination, Mr. Meng Dong (James) Tan served as Chief Executive Officer and Mr. Guan Hong (William) Yap served as Chief Financial Officer of the Company. Mr. Tan and Mr. Yap were the Company’s only executive officers, principal or otherwise, prior to the Closing of the Business Combination. Prior to the Closing of the Business Combination, no executive officers received any cash compensation for services rendered to the Company. No compensation of any kind, including finders, consulting or other similar fees, were paid to any shareholders, including directors, or any of their respective affiliates, prior to, or for any services rendered in order to effectuate, the Business Combination.

Upon the Closing of the Business Combination, the former directors and executive officers of 8i resigned, and certain independent directors and EUDA’s executive officers were appointed. Except for Mr. Alfred Lim, all independent directors appointed at the Closing have either resigned or been removed from the board. EUDA’s current compensation structure is designed to align executives’ compensation with the Company’s business objectives and the creation of shareholder value, while helping EUDA to continue to attract, motivate and retain individuals who contribute to the long-term success of the Company. Compensation for executive officers consists, at this time, only of base salary. The annual salary of each of EUDA’s executive officers for the year of 2022 is set forth in the summary compensation table below.

						Non-equity incentive plan compensation ($)
Name and Position	Year	Salary ($)	Bonus ($)	Stock-based awards ($)	Option- based awards ($)	Annual incentive plans	Long term incentive plans	All other compensation ($)	Total compensation ($)
Kelvin Chen	2022	$390,000	0	0	0	0	0	0	$390,000
Chief Executive Officer
Steven John Sobak	2022	$110,000	0	0	0	0	0	0	$110,000
Chief Financial Officer
Daniel Tan(1)	2022	$137,000	0	0	0	0	0	0	$137,000
Former Chief Technology Officer

(1) Mr. Tan left the Company on May 12, 2023.

Material Terms of Employment

Dr. Chen receives an annual salary of $390,000 for his service as Chief Executive Officer with no set term of employment. Mr. Sobak receives an annual salary of $110,000 for his service as Chief Financial Officer. Mr. Sobak’s term of employment is set to expire on February 29, 2024, unless further renewed or extended. Mr. Tan receives an annual salary of $143,000 for his service as Chief Technology Officer with no set term of employment. Mr. Tan left the Company on May 12, 2023. Following any termination of service, (i) Dr. Chen may not be employed in Singapore in a known directly competing business providing health platforms and healthcare policies to corporations for a period of six months and (ii) Mr. Sobak and Mr. Tan may not be employed in Singapore in a known directly competing business providing health platforms and healthcare policies to corporations for a period of one year.

Director Compensation

The Company does not pay, and historically has not ever paid, directors for service to its board of directors or its board committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of ordinary shares of EUDA Health Holdings Limited as of June 19, 2023, by:

●	each person who is known to be the beneficial owner of more than 5% of the outstanding ordinary shares of the Company;
●	each of the Company’s directors and named executive officers; and
●	all directors and executive officers of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the following table are based on 24,777,509 ordinary shares of EUDA Health Holdings Limited outstanding as of June 19, 2023.

Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. Unless otherwise indicated, the address of each individual below is 1 Pemimpin Drive #12-07, One Pemimpin Singapore 576151.

Name of Beneficial Owner	Number of Ordinary Shares of EUDA Health Holdings Limited Beneficially Owned	% of Ownership
Five Percent Holders
Watermark Developments Limited(1)	9,660,000	38.99%
Meng Dong (James) Tan(2)	6,648,650	26.83%

Directors and Executive Officers
Wei Wen Kelvin Chen(3)	1,651,772	6.67%
Steven John Sobak(4)	5,742	*
Daniel Tan	-	-
Alfred Lim	-	-
Eric Lew	-	-
Ajay Kumar Rajpal	-	-
Kong-Yew Wong	-	-
All Directors and Executive Officers of the Company as a Group (7 persons)	1,657,514	7.2%

*	Represents beneficial ownership of less than 1%.

(1)	9,660,000 ordinary shares were issued to Watermark Developments Limited at closing of the Business Combination, of which at closing of the Business Combination (a) approximately 25.6% are beneficially owned by Fan Pingli through Wilke Services Limited, at Suite 9, Ansuya Estate, Revolution Avenue Victoria, Mahe, Seychelles, (b) approximately 11.1% are beneficially owned by Kelvin Chen, through Interglobe Venture Inc, at Ground Floor, Coastal Building, Wickhams Cay II, PO Box 3169, Road Town, Tortola, British Virgin Islands, (c) approximately 10.9% are beneficially owned by Hartanto through Mount Locke Limited, at Suite 9, Ansuya Estate, Revolution Avenue Victoria, Mahe, Seychelles, (d) approximately 10.9% are beneficially owned by Koh Yong Pau through Pine Alliance Limited, at Vistra Corporate Services Centre, Wickhams Cay II Road Town, Tortola VG 1110 British Virgin Islands, (e) approximately 10.9% are beneficially owned by Kng Pong Sai through Scotgold Holdings Limited, at Vistra Corporate Services Centre, Wickhams Cay II Road Town, Tortola VG 1110 British Virgin Islands, and (f) approximately 10.9% are beneficially owned by Janic Pacific Limited, at Vistra Corporate Services Centre, Wickhams Cay II Road Town, Tortola VG 1110 British Virgin Islands. The remaining shareholders of Watermark Developments Limited each own less than 5% of Watermark Developments Limited. The address of Watermark Developments Limited is c/o Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.

(2)	Includes (i) 2,223,850 shares held by 8i Holdings 2 Pte. Ltd of which Mr. Tan is the sole shareholder and director and therefore has the sole voting and dispositive power over these shares; and (ii) 146,125 shares underlying warrants acquired by Mr. Tan in a private placement that closed concurrently with the Company’s initial public offering. The address for 8i Holdings 2 Pte. Ltd is c/o 6 Eu Tong Sen Street #08-13 Singapore 059817.

(3)	Dr. Kelvin Chen beneficially owns 100,000 ordinary shares of Watermark, which owns 9,660,000 Company Ordinary Shares.

(4)	Steven John Sobak beneficially owns 535 ordinary shares of Watermark, which owns 9,660,000 Company Ordinary Shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

For the fiscal year ended December 31, 2022 and through the date of this Annual Report, EUDA (including any of its subsidiaries) has entered into the following related party transactions (with each transaction involving the aggregate amount in excess of $120,000) with our executive officer, director, nominee to become a director or a holder of more than 5% of our ordinary shares, including any of their immediate family members and affiliates, and entities owned or controlled by such persons.

Settlement Agreement with Kelvin Chen, our CEO

On May 26, 2023, EUDA issued to Dr. Kelvin Chen, EUDA’s CEO, 850,306 restricted ordinary shares at $1.00 per share pursuant to a settlement agreement between Dr. Chen and EUDA, dated May 16, 2023 (the “Chen Settlement Agreement”) in full satisfaction of Dr. Chen’s claim for unpaid loans in the aggregate principal amount of $850,306 (or approximately S$1,136,264.06) of Kent Ridge Healthcare Singapore Pte Ltd. (“KRHSG”), a wholly-owned subsidiary of EUDA. In order to comply with Nasdaq’s shareholder approval requirement for issuance of stock to an executive officer of a company pursuant to Nasdaq Listing Rule 5635(c), EUDA, KRHSG and Dr. Chen amended the Chen Settlement Agreement by entering into a Supplemental Agreement (the “Supplemental Agreement”) on June 6, 2023, so that the shares issued to Dr. Chen would be issued at a per share price not less than the closing bid price of $1.47 per share on May 15, 2023, the day prior to the execution of the Chen Settlement Agreement. Pursuant to the Supplemental Agreement, Dr. Chen has agreed to release and discharge KRHSG of all claims in return for 578,439 ordinary shares at $1.47 per share, and to forfeit and surrender 271,867 ordinary shares of the 850,306 ordinary shares issued to him on May 16, 2023.

Agreements with James Tan, former Chief Executive Officer and significant shareholder

On January 12, 2022, March 28, 2022 and August 16, 2022, the Company issued promissory notes to Mr. Tan in the amount of $300,000, $500,000 and $200,000, respectively, evidencing loans from Mr. Tan to the Company for working capital purposes. On November 17, 2022 at the Closing of the Business Combination, $300,000 was repaid to Mr. Tan and a new convertible promissory note was issued in the aggregate principal amount of $700,000 (the “Tan 2022 Note”). The Tan 2022 Note was interest free and was due on the one-year anniversary of the Closing of the Business Combination. Pursuant to the Tan 2022 Note, on November 17, 2023, the maturity date, James Tan would have the right to convert the unpaid principal amount of the Tan 2022 Note into ordinary shares of the Company based on the five day volume weighted average price of the Company’s ordinary shares immediately preceding the maturity date.

Pursuant to a loan agreement dated January 9, 2023, James Tan loaned the Company an additional $145,450 (the “Initial Tan Loan”) at 8% interest per annum and was to be repaid by March 31, 2023. The Initial Tan Loan was not timely repaid by March 31, 2023, and was replaced as disclosed below.

Pursuant to a second loan agreement with the Company dated April 24, 2023, James Tan loaned the Company an additional $332,750 (the “Tan Second Loan”) at 8% interest per annum, which matures on the earlier of June 30, 2023 or within seven days of the Company receiving the proceeds from the sales of securities in the private placement (the “Private Placement”). Pursuant to the terms of the Tan Second Loan, the Company agreed to issue to James Tan a new promissory note in the principal amount of $145,450 dated April 24, 2023 (the “Tan First Loan”) to replace the Initial Tan Loan. The Tan First Loan contained the same payment terms as the Tan Second Loan.

On May 15, 2023, James Tan entered into a third loan agreement with the Company pursuant to which James Tan agreed to loan the Company an additional $22,500 (the “Tan Third Loan”), provided that the Company issued a new promissory note to James Tan in the principal amount of $700,000 (the “Tan 2023 Note”) to replace the Tan 2022 Note. The Tan Third Loan would bear interest at 8% per annum, and would be repaid upon the earlier of June 30, 2023 or within seven days of the Company receiving the proceeds from the sales of securities in the Private Placement.

On May 15, 2023, the Company issued to James Tan the Tan 2023 Note to replace the Tan 2022 Note. The Tan 2023 Note was an interest-free convertible promissory note in the aggregate principal amount of $700,000. On May 15, 2023, James Tan elected to convert the entire unpaid principal in the amount of $700,000 of the Tan 2023 Note into ordinary shares of the Company at $1.00 per share in accordance with the terms of the Tan 2023 Note. On May 16, 2023, the Company issued to James Tan 700,000 ordinary shares in full satisfaction of the Tan 2023 Note. Pursuant to the terms of the Tan 2023 Note, the Company has agreed to register the 700,000 ordinary shares for resale. We refer to these 700,000 restricted ordinary shares as the “Converted Shares.” As of the date of this report, the Tan 2023 Note has been converted in full into the Converted Shares and is no longer outstanding.

On May 16, 2023, the Company issued to James Tan an aggregate of 478,200 restricted ordinary shares pursuant to a Settlement Agreement between the Company and James Tan dated May 16, 2023 in full settlement of all obligations of the Company under the Tan First Loan and the Tan Second Loan. As of the date of this report, the Tan Third Loan remains outstanding.

All of the above related party transactions were approved by the Company’s Board of Directors and ratified by its audit committee pursuant to the Related Party Transactions Policy described below and the audit committee charter.

Cadence Health Pte. Ltd. (“Cadence”)

Cadence had the same shareholders as EUDA prior to the Business Combination and until April 2022, was a related party clinic service vendor of EUDA. As of December 31, 2022, EUDA had an aggregate receivable amount of $266,653 with Cadence which has since been repaid. For the year ended December 31, 2022, EUDA incurred and owed to Cadence an aggregate medical service fee of $496,383. Beginning in April 2022, EUDA directly utilized third party clinic service providers and no longer used Cadence. See Note 15 of the notes to the consolidated financial statements.

Indemnification Agreements

At the Closing of the Business Combination, the Company entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancement by the Company of certain expenses and costs relating to claims, suits or proceedings arising from service as an officer, director, employee, agent or fiduciary of the Company to the fullest extent permitted by applicable law. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Forgiveness of debt by a related party

On March 31, 2022, the Company and Wilke entered into a deed of release of debt (“Deed”), pursuant to the Deed, upon the closing of the Business Combination, Wilke agrees to release and discharge the Company from the Obligation to repay to Wilke of $2,763,018. As Wilke’s shareholder also is a shareholder of the Company under common control, such debt forgiveness were treated as an addition to the Company’s capital during the year ended December 31, 2022.

Amended and Restated Registration Rights Agreement

In connection with the closing of the Business Combination, the Company entered into an amended and restated registration rights agreement with certain existing shareholders of the Company and with the Seller with respect to their ordinary shares of the Company acquired before or pursuant to the Share Purchase, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Company’s initial public offering and any shares issuable on conversion of working capital loans from the Sponsor to the Company . The Company further amended the amended and restated registration rights agreement (as amended, the “Amended and Restated Registration Rights Agreement”) to include certain noteholders with respect to the ordinary shares of the Company issuable upon conversion of the Convertible Notes made in connection with the closing of the Business Combination. Those securities are referred to herein collectively as the “Registrable Securities.” Pursuant to the terms of the Amended and Restated Registration Rights Agreement, following the Closing, the Company is to file with the SEC a registration statement on Form S-3 (or Form S-1) covering the resale of all or such maximum portion of the Registrable Securities as permitted by the SEC. The Amended and Restated Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Registrable Securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Transactions Policy

Immediately following the Closing of the Business Combination, the Company’s board of directors adopted a written Related Party Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related party transactions.” For purposes of our policy only, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) we (including any of our subsidiaries, if any) we are or will be a participant, (ii) the aggregate amount involved exceeds or may be expected to exceed $100,000, and (iii) a related party has or will have a direct or indirect material interest.

Subject to certain limitations, transactions involving compensation for services provided to us as an employee or director will not be considered related party transactions under this policy. A related party is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our ordinary shares), including any of their immediate family members and affiliates, including entities owned or controlled by such persons. A related party is also someone who has a position or relationship with any firm, corporation or other entity that engages in the transaction if (i) such person is employed or is a general partner or principal or in a similar position with significant decision making influence, or (ii) the direct or indirect ownership by such person and all other foregoing persons, in the aggregate, is 10% or greater in another person which is party to the transaction.

Under the policy, any related party, or any director, officer or employee of ours who knows of the transaction, must report the information regarding the proposed related party transaction to our audit committee for review. To identify related party transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related party transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	whether the transaction was undertaken in the ordinary course of business of the Company;
●	whether the transaction was initiated by the Company, a subsidiary, a controlled company of the Company, or the related party;
●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
●	the approximate dollar value of the transaction involved, particularly as it relates to the related party; and
●	any other information regarding the transaction or the related party that would be material to the Company’s shareholders in light of the circumstances of the particular transaction.

All related party transactions may be consummated or continued only if approved or ratified by our audit committee. No director or member of our audit committee may participate in the review, approval or ratification of a transaction with respect to which he or she is a related party, except that such member may be counted for purposes of a quorum and shall provide such information with respect to the transaction as may be reasonably requested by other members of our audit committee.

Code of Business Conduct and Ethics

We have also adopted a Code of Business Conduct and Ethics, a copy of which is posted on our website at https://euda.com/.

Item 14. Principal Accountant Fees and Services

Public Accounting Fees

The following table presents fees approved by the Audit Committees and billed for professional services rendered for the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees (1)	$755,000	$600,000
Audit-Related Fees (2)	-	88,973
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$755,000	$688,973

(1)	Audit Fees. Audit fees consist of fees for the audit of our annual financial statements and the reviews of our interim financial statements. Audit fees for each period also include related services that are normally provided in connection with registration statements.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	All financial statements:

(2)	Financial statement schedules

Not Applicable

(3)	Exhibits required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Share Purchase Agreement between 8i Acquisition 2 Corp., EUDA Health Limited, Watermark Developments Limited, and Kwong Yeow Liew dated April 11, 2022	S-1	333-268994	2.1	December 23, 2022
2.2	Amendment No. 1 to Share Purchase Agreement between 8i Acquisition 2 Corp., EUDA Health Limited, Watermark Developments Limited, and Kwong Yeow Liew dated May 30, 2022	S-1	333-268994	2.2	December 23, 2022
2.3	Amendment No. 2 to Share Purchase Agreement between 8i Acquisition 2 Corp., EUDA Health Limited, Watermark Developments Limited, and Kwong Yeow Liew dated June 10, 2022	S-1	333-268994	2.3	December 23, 2022
2.4	Amendment No. 3 to Share Purchase Agreement between 8i Acquisition 2 Corp., EUDA Health Limited, Watermark Developments Limited, and Kwong Yeow Liew dated September 7, 2022	S-1	333-268994	2.4	December 23, 2022
3.1	Amended and Restated Memorandum and Articles of Association of EUDA Health Holdings Limited	S-1	333-268994	3.1	December 23, 2022
4.1	Specimen Warrant Certificate	S-1	333-268994	4.1	December 23, 2022
4.2	Form of Warrant Agreement between American Stock Transfer & Trust Company, LLC and 8i Acquisition 2 Corp.	S-1	333-268994	4.2	December 23, 2022
4.3	Specimen Ordinary Share Certificate of EUDA Health Holdings Limited	S-1	333-268994	4.3	December 23, 2022
4.5*	Description of Registered Securities.
10.1	Form of Amended and Restated Registration Rights Agreement	S-1	333-268994	10.1	December 23, 2022
10.2	Form of First Amendment to Amended and Restated Registration Rights Agreement	S-1	333-268994	10.2	December 23, 2022
10.3	Form of Indemnification Agreement	S-1	333-268994	10.3	December 23, 2022
10.4	Form of Lock-up Agreement	S-1	333-268994	10.4	December 23, 2022
10.5	Form of Seller Release	S-1	333-268994	10.5	December 23, 2022
10.6	Settlement Agreement with Mr. Meng Dong (James) Tan, dated May 16, 2023	8-K	001-40678	10.1	May 26, 2023
10.7	Settlement Agreement with 8i Holdings 2 Pte Ltd., dated May 16, 2023	8-K	001-40678	10.2	May 26, 2023
10.8	Settlement Agreement with Shine Link Limited, dated May 16, 2023	8-K	001-40678	10.3	May 26, 2023
10.9	Settlement Agreement with Menora Capital Pte Ltd, dated May 16, 2023	8-K	001-40678	10.4	May 26, 2023
10.10	Settlement Agreement with Kelvin Chen, dated May 16, 2023	8-K	001-40678	10.5	May 26, 2023
10.10.1	Supplemental Agreement with Kelvin Chen, dated June 6, 2023	8-K	001-40678	10.1	June 9, 2023
10.11	Prepaid Forward Purchase Agreement dated November 9, 2022	8-K	001-40678	10.1	November 10, 2022
10.11.1	Amendment to Prepaid Forward Agreement dated June 8, 2023	8-K	001-40678	10.2	June 9, 2023
10.12	Prepaid Forward Purchase Agreement dated November 13, 2022	8-K	001-40678	10.1	November 14, 2022

10.12.1	Amendment to Prepaid Forward Agreement dated June 8, 2023	8-K	001-40678	10.3	June 9, 2023
16.1	Letter from UHY LLP to the SEC, dated November 23, 2022	8-K	001-40678	16.1	November 23, 2022
21.1*	List of Subsidiaries
23.1*	Consent of Friedman LLP
23.2*	Consent of Friedman LLP under “Change in Registrant’s Certifying Accountant”
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 28, 2023	/s/ Wei Wen Kelvin Chen
Wei Wen Kelvin Chen
Chief Executive Officer and Executive Director (principal executive officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wei Wen Kelvin Chen and Steven John Sobak, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2023	/s/ Wei Wen Kelvin Chen
Wei Wen Kelvin Chen
Chief Executive Officer (principal executive officer)

June 28, 2023	/s/ Steven John Sobak
Steven John Sobak
Chief Financial Officer (principal financial officer)

June 28, 2023	/s/ Ajay Kumar Rajpal
Ajay Kumar Rajpal

June 28, 2023	/s/ Alfred Lim
Alfred Lim
Executive Director

June 28, 2023	/s/ Eric Lew
Eric Lew
Director

June 28, 2023	/s/ Kong-Yew Wong
Kong-Yew Wong
Director

EUDA HEALTH HOLDINGS LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EUDA Health Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EUDA Health Holdings Limited (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

As part of our audit of the financial statements as of and for the year ended December 31, 2022, we also audited the adjustments to the 2021 financial statements to retrospectively apply the change in accounting related to the reverse recapitalization described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 financial statements, other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements as a whole.

/s/ Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022)

New York, NY

June 28, 2023

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

EUDA Health Limited

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse recapitalization described in Note 4, the accompanying consolidated balance sheet of EUDA Health Limited (the “Company”) as of December 31, 2021, and the related consolidated statement of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, except for the effects of the adjustments to retrospectively apply the change in accounting related to the reverse recapitalization described in Note 4, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operation and its cash flow for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting related to the reverse recapitalization as described in Note 4, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditor.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We served as the Company’s auditor in 2022

New York, New York

June 3, 2022, except for Note 3 which is dated July 25, 2022

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$143,024	$189,996
Restricted cash	641,461	-
Accounts receivable, net	1,851,503	1,802,316
Other receivables	7,467	1,991,226
Due from related parties	267,863	297,621
Prepaid expenses and other current assets	222,633	71,495
Forward purchase receivables	21,892,527	-
Total Current Assets	25,026,478	4,352,654

PROPERTY AND EQUIPMENT, NET	31,628	56,927

OTHER ASSETS
Other receivables - non-current	-	1,830,603
Prepaid expenses - non-current	478,061	-
Intangible assets, net	-	289,962
Goodwill	-	992,686
Operating lease right-of-use asset	76,528	79,862
Finance lease right-of-use assets	16,345	24,372
Loan to third party	-	371,962
Total Other Assets	570,934	3,589,447

Total Assets	$25,629,040	$7,999,028

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Short term loans - bank and private lender	$204,240	$205,427
Short term loans - third parties	-	148,302
Promissory note	170,000	-
Convertible notes	2,619,625	-
Convertible notes - related parties	782,600	-
Accounts payable	1,635,483	359,716
Accounts payable - related party	-	2,459,411
Other payables and accrued liabilities	1,592,815	488,597
Other payables - related parties	1,521,945	3,272,311
Operating lease liability	79,959	63,478
Finance lease liabilities	7,186	11,447
Prepaid forward purchase liabilities	20,321,053	-
Taxes payable	186,150	307,343
Total Current Liabilities	29,121,056	7,316,032

OTHER LIABILITIES
Deferred tax liabilities	-	49,294
Operating lease liability - non-current	-	16,384
Finance lease liabilities - non-current	15,015	17,268
Total Other Liabilities	15,015	82,946

Total Liabilities	29,136,071	7,398,978

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ (DEFICIT) EQUITY
Ordinary shares, no par value, unlimited shares authorized, 20,191,770 shares and 9,333,333 shares outstanding as of December 31, 2022 and 2021, respectively*	21,308,969	334,863
Retained earnings (accumulated deficit)	(24,703,789)	180,333
Accumulated other comprehensive (loss) income	(125,689)	6,036
Total Euda Health Holdings Limited Shareholders’ (Deficit) Equity	(3,520,509)	521,232

Noncontrolling interests	13,478	78,818
Total Shareholders’ (Deficit) Equity	(3,507,031)	600,050

Total Liabilities and Shareholders’ (Deficit) Equity	$25,629,040	$7,999,028

*	Giving retroactive effect to reverse recapitalization effected on November 17, 2022

The accompanying notes are an integral part of the financial statements.

EUDA HEALTH HOLDINGS LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,	December 31,
	2022	2021

REVENUES
Medical services	$6,065,233	$5,723,549
Medical services - related parties	135	4,640
Product sales	11,046	257,841
Property management services	3,764,295	4,558,520
Total Revenues	9,840,709	10,544,550

COST OF REVENUES
Medical services	3,041,327	474,757
Medical services - related party	491,499	2,349,702
Product sales	59,391	167,202
Property management services	2,894,296	3,308,536
Total Cost of Revenues	6,486,513	6,300,197

GROSS PROFIT	3,354,196	4,244,353

OPERATING EXPENSES:
Selling	1,902,865	1,258,442
General and administrative	7,153,248	4,084,873
Earnout share payment	5,199,629	-
Impairment loss on long-lived assets and goodwill	1,139,016	-
Research and development	17,209	129,265
Total Operating Expenses	15,411,967	5,472,580

LOSS FROM OPERATIONS	(12,057,771)	(1,228,227)

OTHER INCOME (EXPENSE)
Interest expense, net	(120,082)	(127,126)
Gain on disposal of subsidiary	30,055	-
Change in fair value of prepaid forward purchase liabilities	(12,911,503)	-
Other income, net	127,477	386,828
Investment income	-	1,917,062
Total Other Income (Expense), net	(12,874,053)	2,176,764

(LOSS) INCOME BEFORE INCOME TAXES	(24,931,824)	948,537

PROVISION FOR INCOME TAXES	17,422	48,141

NET (LOSS) INCOME	(24,949,246)	900,396

Less: Net (income) loss attributable to noncontrolling interest	(65,124)	35,567

NET (LOSS) INCOME ATTRIBUTABLE TO EUDA HEALTH HOLDINGS LIMITED	$(24,884,122)	$864,829

NET (LOSS) INCOME	(24,949,246)	900,396

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(131,941)	17,009

TOTAL COMPREHENSIVE (LOSS) INCOME	(25,081,187)	917,405

Less: Comprehensive (loss) income attributable to noncontrolling interest	(65,340)	35,584

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EUDA HEALTH HOLDINGS LIMIT	$(25,015,847)	$881,821

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES*
Basic and diluted	12,029,656	9,253,333

(LOSS) EARNINGS PER SHARE
Basic and diluted	$(2.07)	$0.09

The accompanying notes are an integral part of the financial statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Retained	Accumulated
			earnings	other
	Ordinary shares		(Accumulated	comprehensive	Noncontrolling
	Shares*	Capital	deficit)	income (loss)	interest	Total
BALANCE, December 31, 2020	9,253,333	334,863	(684,496)	(10,956)	43,234	(317,355)
Net income	-	-	864,829	-	35,567	900,396
Foreign currency translation adjustment	-	-	-	16,992	17	17,009
BALANCE, December 31, 2021	9,253,333	$334,863	$180,333	$6,036	$78,818	$600,050
Net loss	-	-	(24,884,122)	-	(65,124)	(24,949,246)
Capital contributions	120,000	600,000	-	-	-	600,000
Forgiveness of debt by a related party	-	2,763,018	-	-	-	2,763,018
Earnout shares payment	-	5,199,629	-	-	-	5,199,629
Issuance of ordinary shares	4,626,667	500,000	-	-	-	500,000
Issuance of ordinary shares upon the Reverse Recapitalization	6,191,770	11,911,459	-	-	-	11,911,459
Foreign currency translation adjustment	-	-	-	(131,725)	(216)	(131,941)
BALANCE, December 31, 2022	20,191,770	$21,308,969	$(24,703,789)	$(125,689)	$13,478	$(3,507,031)

The accompanying notes are an integral part of the financial statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,949,246)	$900,396
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	23,347	34,523
Amortization of intangible assets	115,907	162,825
Amortization of operating right-of-use asset	109,056	58,602
Amortization of finance right-of-use assets	7,948	8,153
Provision for doubtful accounts	2,872,789	43,804
Deferred taxes benefits	(48,228)	(27,680)
Investment income	-	(1,917,062)
Gain on disposal of subsidiary	(30,055)	-
Earnout payment	5,199,629	-
Impairment loss on goodwill	971,229	-
Impairment loss on intangible assets	167,787	-
Change in fair value of prepaid forward purchase liabilities	12,911,503	-
Change in operating assets and liabilities
Accounts receivable	(174,824)	(263,950)
Interest receivable from loan to third party	-	(19,071)
Other receivables	1,582,724	55,692
Prepaid expenses and other current assets	(22,749)	(18,010)
Accounts payable	1,268,701	353,560
Accounts payables - related party	(2,396,931)	1,022,714
Other payables and accrued liabilities	1,084,437	4,360
Taxes payable	(114,133)	107,188
Operating lease liability	(105,719)	(62,124)
Net cash (used in) provided by operating activities	(1,526,828)	443,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(18,137)	(1,957)
Loan to third party	(246,664)	-
Cash acquired through business combination	-	(354,226)
Cash released upon disposal of a subsidiary	(3,405)	-
Net cash used in investing activities	(268,206)	(356,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of ordinary shares	500,000	-
Capital contributions	600,000	-
Proceeds from the Reverse Recapitalization	1,324,961	-
Payments of merger costs	(1,305,580)	-
Repayments from other receivable - related parties	30,670	36,189
Proceeds from short-term loans - bank and private lender	72,548	87,812
Repayments to short-term loans - bank and private lender	(74,895)	(66,801)
Repayments to short-term loans - third parties	-	(312,553)
Borrowings from other payables - related parties	1,347,745	93,666
Payment of finance lease liabilities	(6,502)	(6,686)
Net cash provided by (used in) financing activities	2,488,947	(168,373)

EFFECT OF EXCHANGE RATE CHANGES	(99,424)	19,865

NET CHANGE IN CASH AND RESTRICTED CASH	594,489	(60,771)

CASH AND RESTRICTED CASH, beginning of the year	189,996	250,767

CASH AND RESTRICTED CASH, end of the year	$784,485	$189,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$156,339	$30,185
Cash paid for interest	$19,588	$110,835

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right of use asset and lease liability	$105,350	$125,834
Initial recognition of payables to former subsidiary upon disposal of subsidiary	$319,158	$-
Conversion of debt into a promissory note	$170,000	$-
Conversion of debts into convertible notes	$206,500	$-
Forgiveness of debt by a related party	$2,763,018	$-
Issuance of ordinary shares upon the Reverse Recapitalization	$11,911,459	$-

	December 31,	December 31,
	2022	2021
Cash	143,024	189,996
Restricted cash	641,461	-
Total cash and restricted cash	784,485	189,996

The accompanying notes are an integral part of the financial statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars, unless stated otherwise)

Note 1– Nature of business and organization

EUDA Health Holdings Limited, which until November 17, 2022 was known as 8i Acquisition 2 Corp. (the “Company”, “EUDA” or “8i”) is a company incorporated on January 21, 2021, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business were not limited to a particular industry or geographic location (excluding China). The Articles of Association prohibited the Company from undertaking the Initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

On November 17, 2022 (the “Closing Date”), EUDA Health Holdings Limited, a British Virgin Islands business company (formerly known as 8i Acquisition 2 Corp.) (the “Company”), consummated the business combination contemplated by the Share Purchase Agreement (the “SPA”) between 8i Acquisition 2 Corp., a BVI business company (“8i”), EUDA Health Limited, a British Virgin Islands business company (“EHL”), Watermark Developments Limited, a British Virgin Islands business company (“Watermark” or the “Seller”), and Kwong Yeow Liew, dated April 11, 2022 and amended May 30, 2022, June 10, 2022, and September 7, 2022. As contemplated by the SPA, a business combination between 8i and EHL was effected by the purchase by 8i of all of the issued and outstanding shares of EHL from the Seller (the “Share Purchase”), resulting in EHL becoming a wholly owned subsidiary of 8i. In addition, in connection with the consummation of the Share Purchase, 8i has changed its name to “EUDA Health Holdings Limited.” See Note 4 - Reverse Recapitalization for further details.

The Company, through its subsidiaries, operates its business in two segments, 1) engaged in the healthcare specialty group (other than general practice) business offering range of specialty care services to patients, and engaged in the medical facility general practice clinic that provides holistic care for various illnesses, and 2) engaged in the property management service that services shopping malls, business office building, or residential apartments.

Reorganization under EUDA Health Limited (“EHL”)

On August 3, 2021, EHL completed a reverse recapitalization (“Reorganization”) under common control of its then existing shareholders, who collectively owned all of the equity interests of Kent Ridge Health Private Limited (“KRHPL”), a holding company incorporated under the laws of the Singapore prior to the Reorganization, through the following transaction.

●	On July 24, 2021, EHL acquired 100% of the equity interests in Kent Ridge Healthcare Singapore Private Limited (“KRHSG”) through KRHPL for consideration of SG$1.0.
●	On July 24, 2021, EHL acquired 100% of the equity interests in EUDA Private Limited (“EUDA PL”) through KRHPL for consideration of SG$1.0.
●	On August 1, 2021, Kent Ridge Health Limited (“KRHL”), EHL’s wholly owned subsidiary, acquired 100% of the equity interests in Super Gateway Group Limited (“SGGL”) through KRHPL for consideration of SG$1.0.
●	On August 3, 2021, EHL acquired 100% of the equity interests in Singapore Emergency Medical Assistance Private Limited (“SEMA”) through KRHPL for no consideration.

Before and after the Reorganization, the Company, together with its subsidiaries (as indicated above), is effectively controlled by the same shareholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

Reorganization under KRHPL

Prior to the Reorganization, KRHPL entered into a Sales and Purchase of Shares Agreement (“KRHSG Agreement”) with the sole shareholder of KRHSG who is under common control of the majority shareholders of KRHPL on December 2, 2019. Pursuant to the KRHSG Agreement, KRHPL will acquire 100% of the equity interests in KRHSG (“Reorganization of KRHSG”) for a total consideration of SG$1.0 (“Total Consideration”). The transaction was completed and effective on January 3, 2020. Since KRHSG and KRHPL are effectively controlled by the same shareholders of EHL, and therefore the Reorganization is under common control at carrying value. The financial statements of KRHSG are prepared on the basis as if the restructuring of KRHSG became effective as of the beginning of the first period presented in the accompanying consolidated financial statements of EHL.

Prior to the Reorganization, KRHPL entered into a Sales and Purchase of Shares Agreement (“EUDA PL Agreement”) with the sole shareholder of EUDA PL who is under common control of the majority shareholders of KRHPL on December 2, 2019. Pursuant to the EUDA PL Agreement, KRHPL will acquire 100% of the equity interests in EUDA PL (“Reorganization of EUDA PL”) for a total consideration of SG$1.0 (“Total Consideration”). The transaction was completed and effective on January 3, 2020. Since EUDA PL and LRHPL are effectively controlled by the same shareholders of EHL, and therefore the Reorganization is under common control at carrying value. The financial statements of EUDA PL are prepared on the basis as if the restructuring of EUDA PL became effective as of the beginning of the first period presented in the accompanying consolidated financial statements of EHL.

Prior to the Reorganization, KRHPL entered into a Sales and Purchase of Shares Agreement (“SEMA Agreement”) with the sole shareholder of SEMA who is effectively controlled by the same shareholders of KRHPL on December 31, 2019. Pursuant to the SEMA PL Agreement, KRHPL will acquire 100% of the equity interests in SEMA (“Reorganization of SEMA”) for no consideration. SEMA is a holding company and has no operations prior to December 31, 2019.

The accompanying consolidated financial statements reflect the activities of EUDA and each of the following entities:

Name		Background	Ownership
EUDA Health Limited (“EHL”)	● ● ●	A British Virgin Islands company Incorporated on June 8, 2021 A holding Company	100% owned by EUDA
Kent Ridge Healthcare Singapore Pte. Ltd. (“KRHSG”)	● ● ●	A Singapore company Incorporated on November 9, 2017 Multi-care specialty group offering range of specialty care services to patients.	100% owned by EHL
EUDA Private Limited (“EUDA PL”)	● ● ●	A Singapore company Incorporated on April 13, 2018 A digital health company that provides a platform to serve the healthcare industry	100% owned by EHL
Zukitek Vietnam Private Limited Liability Company (“ZKTV PL”)	● ● ●	A Vietnam company Incorporated on May 2, 2019 A Research and Development Company	100% owned by EUDA PL
Singapore Emergency Medical Assistance Private Limited (“SEMA”)	● ● ●	A Singapore company Incorporated March 18, 2019 A holding company	100% owned by EHL
The Good Clinic Private Limited (“TGC”)(1)	● ● ●	A Singapore company Incorporated on April 8, 2020 Medical facility general practice clinic that provides holistic care for various illnesses	100% owned by SEMA

EUDA Doctor Private Limited (“ED PL”)	● ● ●	A Singapore company Incorporated on December 1, 2021 A platform solution for doctors and physicians to find, connect, and collaborate with trusted peers, specialists, and other professionals	100% owned by EHL
	●	Operation has not been commenced
Kent Ridge Hill Private Limited (“KR Hill PL”)	● ● ●	A Singapore company Incorporated on December 1, 2021 A B2B2C pharmaceutical and OTC drugs e-commerce platform to promote its drug products	100% owned by EHL
	●	Operation has not been commenced
Kent Ridge Health Limited (“KRHL”)	● ● ●	A British Virgin Islands company Incorporated on June 8, 2021 A holding company	100% owned by EHL
Zukitech Private Limited (“Zukitech”) (“ZKT PL”)	● ● ●	A Singapore company Incorporated on June 13, 2019 A holding company	100% owned by KRHL
Super Gateway Group Limited (“SGGL”)	● ● ●	A British Virgin Islands company Incorporated on April 18, 2008 A holding company	100% owned by KRHL
Universal Gateway International Pte. Ltd. (“UGI”)	● ● ● ●	A Singapore company Incorporated on September 30, 2000 Registered capital of RMB 5,000,000 A holding company	98.3% owned by SGGL
Melana International Pte. Ltd. (“Melana”)	● ● ●	A Singapore company Incorporated on September 9, 2000 Property management service that services shopping malls, business office building, or residential apartments	100% owned by UGI
Tri-Global Security Pte. Ltd. (“Tri-Global”)	● ● ●	A Singapore company Incorporated on August 10, 2000 Property security service that services shopping malls, business office building, or residential apartments	100% owned by UGI
UG Digitech Private Limited (“UGD”)	● ● ●	A Singapore company Incorporated on August 16, 2001 A holding company	100% owned by UGI
Nosweat Fitness Company Private Limited (“NFC”)	● ● ●	A Singapore company Incorporated on July 6, 2021 A virtual personal training platform for fitness enthusiasts	100% owned by KRHL
	●	Operation has not been commenced
True Cover Private Limited (“TCPL”)	● ● ●	A Singapore company Incorporated on December 1, 2021 A B2B e-claims healthcare insurance platform	100% owned by KRHL
	●	Operation has not been commenced

KR Digital Pte. Ltd. (“KR Digital”) (2)	● ● ●	A Singapore company Incorporated on December 29, 2021 Development of software and applications	100% owned by KRHL
	●	Operation has not been commenced
Zukihealth Sdn. Bhd. (“Zukihealth”) (2)	● ● ●	A Malaysian company Incorporated on February 15, 2018 Distribution of health care supplement products	100% owned by KR Digital
	●	Operation has not been commenced

(1)	On March 1, 2022, SEMA, the Company’s wholly owned subsidiary, sold 100% of the equity interest in TGC to an unrelated individual third party for a total consideration of SG$ 1.0 (see Note 5).

(2)	On April 19, 2022, the Company acquired 100% equity interest of KR Digital Pte Ltd, (“KR Digital”), a Singapore Company, from Mr. Kelvin Chen, the Company’s Chief Executive Office (“CEO”) and shareholder for total consideration of SG$1. Prior to the acquisition of KR Digital, on April 15, 2022, KR Digital acquired 100% equity interest of Zukihealth Sdn Bhd, (“Zukihealth”), a Malaysia corporation, from Mr. Kelvin Chen, the Company’s CEO and shareholder for total consideration of SG$1. Both KR Digital and Zukihealth have no operations prior to the acquisition in April 2022. KR Digital, through Zukihealth, is expected to carry out the distribution of health care products business.

Note 2 – Going concern

In assessing the Company’s going concern, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of short-term borrowings from bank, private lender, third parties and related parties and cash generated from operations have been utilized to finance the working capital requirements of the Company. As of December 31, 2022, the Company’s negative working capital deficit was approximately $4.1 million, and the Company had cash and restricted cash of approximately $0.8 million. The Company has experienced recurring losses from operations and negative cash flows from operating activities since 2020. In addition, the Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

If the Company is unable to generate sufficient funds to finance the working capital requirements of the Company within the normal operating cycle of a twelve-month period from the date of these financial statements are issued, the Company may have to consider supplementing its available sources of funds through the following sources:

●	other available sources of financing from Singapore banks and other financial institutions or private lender;
●	financial support and credit guarantee commitments from the Company’s related parties; and
●	equity financing.

The Company can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to the Company, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfall, there would likely be a material adverse effect on the Company and would materially adversely affect its ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include lease classification and liabilities, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts, estimates of impairment of long-lived assets and goodwill, valuation of deferred tax assets, other provisions and contingencies, estimated fair value of earn-out shares, prepaid forward purchase liability and private warrants. Actual results could differ from these estimates.

Foreign currency translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income (loss).

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiaries in Singapore, Vietnam, and Malaysia conduct its businesses and maintain its books and records in the local currency, Singapore Dollars (“SGD”), Vietnamese Dong (“VND”), and Malaysian Ringgit (“MYR”), as its functional currency, respectively.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity (deficit). Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of December 31, 2022	As of December 31, 2021
Period-end SGD: US$1 exchange rate	1.34	1.35
Period-end VND: US$1 exchange rate	23,635.00	22,855.00
Period-end MYR: US$1 exchange rate*	4.40	-
Period-average SGD: US$1 exchange rate	1.38	1.34
Period-average VND: US$1 exchange rate	23,409.44	22,935.24
Period-average MYR: US$1 exchange rate*	4.39	-

*	The Company did not have any Malaysia subsidiary prior to April 19, 2022.

Non-controlling interests

For the Company’s non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive income (loss). Cash flows related to transactions with non-controlling interests are presented under financing activities in the consolidated statements of cash flows.

Segment reporting

The Company’s chief operating decision-maker is identified as the chief executive officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within two operating and reportable segments as set forth in Note 21.

Cash and restricted cash

Cash represent cash on hand and demand deposits placed with banks or other financial institutions which are unrestricted as to withdrawal or use and have original maturities less than three months. Restricted cash represents cash held in bank account from 8i which was restricted due to the incomplete procedures of changing signers as of December 31, 2022. As of the date of the issuance of these financial statements, such restriction has been lifted and the remaining cash held in bank account has transfer to the Company’s operating bank account. Therefore, such restricted cash should be classified as current asset.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 to 90 days, depending on the credit term with its customers. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2022 and 2021, the Company provided allowance for doubtful accounts of $197,438 and $80,799, respectively. For the years ended December 31, 2022 and 2021, the Company did not write off any allowance for doubtful account against the account receivable balance.

Other receivables

Other receivables primarily include receivables from investment from the Company’s Affordable Home project in Indonesia and employee advance, and refundable deposits from third party service providers. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. $2,209,825 allowance for doubtful account related to other receivable was recorded and written off for the year ended December 31, 2022. Nil allowance for doubtful account related to other receivable was recorded for the year ended December 31, 2021

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to services providers, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2022 and 2021, no allowance for doubtful account related to prepaid expenses was recorded.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with no residual value. The estimated useful lives are as follows:

Expected useful lives
Office equipment	3 years
Medical equipment	3 years
Leasehold improvement	Shorter of the lease term or 5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive income (loss). Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended December 31, 2022 and 2021, there was no impairment of property and equipment recognized.

Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over the Company’s best estimate of its useful life as follows:

Categories	Useful life
Customer relationships	6 years

The Company amortized the intangible assets using the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up in accordance with ASC Topic 350 “Intangibles - Goodwill and Other.”

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. $167,787 and nil impairment of intangibles assets was recorded for the years ended December 31, 2022 and 2021, respectively.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive income (loss). Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. Management has determined that the Company has two reporting units within the entity at which goodwill is monitored for internal management purposes. The Company adopted ASU 2017-04 in 2022, which primary goal is to simplify the goodwill impairment test and provide cost savings for all entities. This is accomplished by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill under current GAAP.

The amendments in ASU 2017-04 eliminate Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized.

When measuring a goodwill impairment loss, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit. The ASU contains an illustration of the simultaneous equations method to demonstrate this, which reflects a deferred tax benefit from reducing the carrying amount of tax-deductible goodwill relative to the tax basis.

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, this ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units.

For the year ended December 31, 2022, management evaluated the recoverability of goodwill by performing qualitative assessment on the two reporting units and determine that it is more likely than not that the fair value of each reporting unit is less than its carrying amount. Therefore, management performed quantitative assessment, fully impairment loss on goodwill of $971,229 was recognized for the year ended December 31, 2022, as the carrying amount of each reporting unit is in excess of its fair value for the year ended December 31, 2022

Impairment for long-lived assets

In accordance with ASC 360-10, Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2022 and 2021, $0.2 million and nil impairment of long-lived assets was recognized, respectively.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. The Company determined that upon further review of the warrant agreements, the Company concluded that its warrants qualify for equity accounting treatment.

Upon completion of the business combination, all of 8i’s public and private warrants remain outstanding were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized.

Forward Purchase Receivables and Prepaid Forward Purchase Liabilities

The Company recorded Forward Purchase Receivables on its consolidated balance sheets of $21,892,527 as of December 31, 2022 to account for the Prepayment Amount of the Forward Purchase Agreement, as discussed in Note 11. The Prepayment Amount will be held in a deposit account until the Valuation Date (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At the Maturity Date, the Sellers are entitled to received $2.50 per Recycled Shares (“Maturity Consideration”) in cash or in shares. As of December 31, 2022, no shares were sold after Closing.

In connection with the Forward Purchase Agreement, the Company recognized a liability in accordance with ASC 480-10-25-8 as the Company has the obligation to pay cash to settle the maturity consideration, referred to herein as the “prepaid forward purchase liability” on its consolidated balance sheets of $20,321,053 as of December 31, 2022. Refer to Note 11 for further detail.

Revenue recognition

The Company follows the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Accounting Standards Codification (“ASC”) 606”). The core principle underlying the revenue recognition of this ASU allows the Company to recognize - revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

To achieve that core principle, the Company applies five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and collectability is probable.

Revenue recognition policies for each type of revenue stream are as follows:

(1) Medical Services

- Performance obligation satisfied at a point in time

The Company operates on a unified technology health care platform which provide a full continuum of healthcare services integrated with healthcare data analytics to drive improved outcomes for patients. The Company operates the medical services on a business-to-business (B2B) platform, and serves the corporate customers involved in various industries. The Company is primarily generating revenue on a per healthcare visit basis for specialty medical visits for specialist treatment such as cardiology, dermatology and etc, at the time which the single performance obligation was satisfied. Such fees are paid by the corporate customers on behalf of their employees. The Company generally bills their corporate customers for the healthcare visit services on a weekly basis, or in arrears depending on the service, with payment terms generally between 30 to 90 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that the Company’s contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service at a point in time at the time of the visit. In addition, the Company’s contracts do not generally contain refund provisions for fees earned related to services performed.

The Company accounts for medical service revenue on a gross basis as the Company is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified services, which the Company has control of the services and has the ability to direct the service providers to be performed to obtain substantially all the benefits. In making this determination, the Company also assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40.

The Company recognizes the medical services revenue when the control of the specified services is transferred to its customer, which at a point in time at the time after completion of the visit.

The Company also operates on a general practice clinic and generating such revenue on a per healthcare visit basis. Revenues are recognized when the visits are completed at a point in time at the time of the visit.

(2) Product Sales

- Performance obligation satisfied at a point in time

The Company purchases, sells, and installs facial recognition and temperature measurement monitor system to corporate customer, where the product and the installation are interrelated and are not capable of being distinct since the customer cannot benefit from the product or installation either on its own. The Company recognized the products revenue when control of the product is passed to the customer, which is the point in time that the customers are able to direct the use of and obtain substantially all of the economic benefit of the goods after the installation by the Company’s technician. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue is recognized net of estimates of variable consideration, including product returns, customer discounts and allowance. Historically, the Company has not experienced any significant returns.

(3) Property Management Services

- Performance obligation satisfied over a period of time

The Company provides property management services in shopping malls, business office building, or residential apartments to all tenants and property owners. Property management services include common area property management services that contain cleaning, landscaping, public facilities maintenance and other traditional services and also include security property management services provided to all tenants and property owners. Each of the two services is within separate agreements. The Company identified common area property management services as a single performance obligation as the kinds of service in the contract are not capable of being distinct and identified the security management services as another single performance obligation as there is only one service that is to provide security services.

The Company recognizes the common area property management revenue and security property management revenue on a straight-line basis over the terms of the common area property management agreement and security property management agreement, generally over one year period because its customer simultaneously receives and consumes the benefits provided by the Company throughout the performance obligations period.

The Company has elected to apply the practical expedient to expense costs as incurred for incremental costs to obtain a contract when the amortization period would have been one year or less. As of December 31, 2022 and 2021, the Company did not have any contract assets.

The Company recognized advance payments from its customer prior to revenue recognition as contract liability until the revenue recognition performance obligation are met. As of December 31, 2022 and 2021, the Company did not have any contract liability.

Disaggregated information of revenues by products/services are as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021

Medical services – specialty care	$6,001,439	$5,010,837
Medical services – general practice	63,794	712,712
Medical services – general practice (related parties)	135	4,640
Medical services – subtotal	6,065,368	5,728,189
Product sales	11,046	257,841
Property management service – common area management	2,919,335	3,508,663
Property management service – security management	844,960	1,049,857
Property management service	3,764,295	4,558,520
Total revenues	$9,840,709	$10,544,550

Cost of revenues

(1) Medical Services

Cost of revenues mainly consists of medical supplies purchased and medical service was provided by Cadence Health Pte. Ltd., a related party, prior to March 2022. Medical supplies purchased and medical service provided by the third party service providers were insignificant prior to March 2022. Beginning in April 2022, cost of revenues mainly consists of medical supplies purchased and medical service are provided by third party service providers.

(2) Product Sales

Cost of revenues mainly consists of medical product or equipment purchased for resale.

(3) Property Management Services

Cost of revenues mainly consists of labor expenses incurred attributable to property management service.

Disaggregated information of cost of revenues by products/services are as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021

Medical services – specialty care	$2,995,778	$46,849
Medical services – specialty care (related party)	491,499	2,349,702
Medical services – general practices	45,549	427,908
Medical services – subtotal	3,532,826	2,824,459
Product sales	59,391	167,202
Property management services – common area management	2,210,703	2,461,981
Property management services – security management	683,593	846,555
Property management services	2,894,296	3,308,536
Total cost of revenues	$6,486,513	$6,300,197

Advertising costs

Advertising is mainly through online and offline promotion activities. Advertising costs amounted to $21,795 and $270,361 for the years ended December 31, 2022 and 2021, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $17,209 and $129,265 for the years ended December 31, 2022 and 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $505,591 and $574,535 for the years ended December 31, 2022 and 2021, respectively.

The related contribution plans include:

Singapore subsidiaries

- Central Provident Fund (“CPF”) – 17.00% based on employee’s monthly salary for employees aged 55 and below, reduces progressively to 7.5% as age increase;

- Skill Development Levy (“SDL”) – up to 0.25% based on employee’s monthly salary capped $8.3 (SGD 11.25).

Vietnam subsidiary

- Social Insurance Fund (“SIF”) – 20% based on employee’s monthly salary;

- Trade Union Fee – 2.00% of SIF

Goods and services taxes (“GST”)

Revenue represents the invoiced value of service, net GST. The GST are based on gross sales price. GST rate is generally 7% in Singapore. Entities that are GST general taxpayers are allowed to offset qualified input GST paid to suppliers against their output GST liabilities. Net GST balance between input GST and output GST is recorded in tax payable.

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the years ended December 31, 2022 and 2021. As of December 31, 2022, the tax returns of the Company’s Singapore entities for the calendar year from 2019 through 2022 remain open for statutory examination by Singapore tax authorities.

The Company recognize interest and penalties related to unrecognized tax benefits, if any, on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance.

The Company conducts much of its business activities in Singapore and is subject to tax in its jurisdiction. As a result of its business activities, the Company’s subsidiaries file separate tax returns that are subject to examination by the foreign tax authorities.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

(Loss) earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The Company calculates basic and diluted (loss)/earnings per share as follows:

	For the Years Ended December 31
	2022	2021

Numerator
Net (loss) income	$(24,949,246)	$900,396
Less: Net (income) loss attributable to noncontrolling interest	(65,124)	35,567
Net (loss)/income attributable to common shareholders, basic	$(24,884,122)	$864,829
Denominator
Weighted average number of shares outstanding, basic and diluted	12,029,656	9,253,333
(Loss)/Earnings per share, basic and diluted	$(2.07)	$0.09

As of December 31, 2022, the Company had dilutive securities from the outstanding convertible notes and warrants are convertible into 1,411,725 and 4,458,625 of the Company’s ordinary shares, respectively, were not included in the computation of dilutive loss per share because the inclusion of such convertible notes and warrants would be anti-dilutive.

Fair value measurements

Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value for certain assets and liabilities such as cash and restricted cash, accounts receivable, net, other receivables, prepaid expenses and other current assets, loan to third-party, short-term loans, promissory note, convertible notes, accounts payable, other payables and accrued liabilities, and tax payables have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to third party approximates the fair value based on current yields for debt instruments with similar terms.

The following table sets forth by level within the fair value hierarchy our financial liability that were accounted for at fair value on a recurring basis as of December 31, 2022:

	Carrying Value at	Fair Value Measurement at December 31, 2022
	December 31, 2022	Level 1	Level 2	Level 3
Prepaid forward purchase liabilities	$20,321,053	$-	$-	$20,321,053

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the year ended December 31, 2022:

December 31, 2022
Beginning balance	$7,409,550
Change in fair value of prepaid forward purchase liabilities	12,911,503
Ending balance	$20,321,053

Leases

The Company accounts for leases in accordance with ASC 842. The Company entered into two agreements as a lessee to lease office equipment for general and administrative operations. If any of the following criteria are met, the Company classifies the lease as a finance lease:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
●	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
●	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
●	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Leases that do not meet any of the above criteria are accounted for as operating leases.

The Company combines lease and non-lease components in its contracts under Topic 842, when permissible.

Finance and operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its finance or operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee.

The finance or operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognizes the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on an accretion basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the office equipment on the remaining balance of the liability.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the years ended December 31, 2022 and 2021, the Company did not recognize impairment loss on its finance and operating lease ROU assets.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent accounting pronouncements not yet adopted

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In October 2021, the FASB issued ASU 2021-08, which is an update to ASU Updated No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive accounting model on revenue recognition for contracts with customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The Company has adopted this standard on January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. In March 2022, the FASB issued ASU No. 2022-02, which is to (1) eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and (2) disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as an emerging growth company. The Company has adopted this standard on January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company has adopted this standard on January 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. The Company early adopted this ASU on January 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early adoption was permitted, including adoption in an interim period. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this standard on January 1, 2021 did not have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements to Subtopic 205-10, presentation of financial statements”. The amendments in this Update improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the codification. That reduce the likelihood that the disclosure requirement would be missed. The amendments also clarify guidance so that an entity can apply the guidance more consistently. ASU 2020-10 is effective for the Company for annual and interim reporting periods beginning January 1, 2022. Early application of the amendments is permitted for any annual or interim period for which financial statements are available to be issued. The amendments in this Update should be applied retrospectively. An entity should apply the amendments at the beginning of the period that includes the adoption date. The adoption of this standard on January 1, 2022 did not have a material impact on its consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows.

Note 4 – Reverse Recapitalization

On November 17, 2022, the Company consummated the Business Combination contemplated by the SPA between 8i, EHL, Watermark, and Kwong Yeow Liew, dated April 11, 2022 and amended May 30, 2022, June 10, 2022, and September 7, 2022. As contemplated by the SPA, a business combination between 8i and EHL was effected by the purchase by 8i of all of the issued and outstanding shares of EHL from Watermark, resulting in EHL becoming a wholly owned subsidiary of 8i.

Upon the consummation of the Business Combination, the following events contemplated by the SPA occurred, based on EUDA’s capitalization as of November 17, 2022:

●	all 1,500,000 issued and outstanding shares of EHL were converted into 14,000,000 shares of the Company’s no par value ordinary shares after giving effect to the exchange ratio of 9.33 (“Exchange Ratio”); and

●	the entitlement of 4,000,000 shares (“Earnout Shares”) of the Company’s no par value ordinary shares issued to the Seller subject to the following four triggering events:

○	1,000,000 additional Earnout Shares to be issued if during the period beginning on the Closing Date and ending on the first anniversary of the Closing Date, the Company’s share price is equal to or greater than Fifteen Dollars ($15.00) after the Closing Date;

○	1,000,000 additional Earnout Shares to be issued if during the period beginning on the first anniversary of the Closing Date and ending on the second anniversary of the Closing Date, the Company’s share price is equal to or greater than Twenty Dollars ($20.00);

○	1,000,000 additional Earnout Shares to be issued if the consolidated audited financial statements of EUDA for the fiscal year commencing January 1, 2023 and ending December 31, 2023, reflect that EUDA has achieved both of the following financial metrics for such fiscal year: (x) revenues of at least $20,100,000 and (y) net income attributable to EUDA of at least $3,600,000.

○	1,000,000 additional Earnout Shares to be issued if the consolidated audited financial statements of EUDA for the fiscal year commencing January 1, 2024 and ending December 31, 2024, reflect that EUDA has achieved both of the following financial metrics for such fiscal year: (x) revenues of at least $40,100,000 and (y) net income attributable to EUDA of at least $10,100,000.

In connection with the closing the Business Combination:

●	all 8i’s no par value public ordinary shares of 2,591,545, net of the redemption of 6,033,455 shares of Company’s no par value ordinary shares, remained outstanding;

●	all 8i’s no par value private ordinary shares of 292,250 remained outstanding;

●	all 8i’s no par value founder shares of 2,156,250 remained outstanding;

●	all 8i’s rights, consisting of 8,625,000 public rights and 292,250 private rights, automatically converted into an aggregate of 891,725 of the Company’s no par value ordinary shares;

●	200,000 shares of the Company’s no par value ordinary shares were issued to a service provider in connection with the business combination;

●	60,000 shares of the Company’s no par value ordinary shares were issued to a service provider in connection with the closing of transactions contemplated pursuant to certain share purchase agreement. Such issuance of the ordinary share serves the purpose of securing the repayment of $300,000 convertible promissory note to the service provider;

The following table presents the number of the Company’s ordinary shares issued and outstanding immediately following the Reverse Recapitalization:

Ordinary Shares
8i ordinary shares outstanding prior to Reverse Recapitalization	11,073,500
Less: redemption of 8i ordinary shares	(6,033,455)
Conversion of 8i rights	891,725
Shares issued to service providers	260,000
Conversion of EHL ordinary shares into 8i ordinary shares	14,000,000
Total shares outstanding	20,191,770

EHL was determined to be the accounting acquirer given EHL effectively controlled the combined entity after the SPAC Transaction. The transaction is not a business combination because 8i was not a business. The transaction is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by EHL for the net monetary assets of 8i, accompanied by a recapitalization. EHL is determined as the accounting acquirer and the historical financial statements of EHL became the Company’s historical financial statements, with retrospective adjustments to give effect of the reverse recapitalization. The net assets of 8i were recognized as of the closing date at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of EHL and EHL’s operations are the only ongoing operations of EHL.

In connection with the Reverse Recapitalization, the Company raised approximately $1.3 million of proceeds, presented as cash flows from financing activities, which included the contribution of approximately $87.1 million of funds held in 8i’s trust account, approximately $0.2 million of cash held in 8i’s operating cash account, net of approximately $60.8 million paid to redeem 6,033,455 public shares of 8i’s ordinary shares, approximately $3.0 million in transaction costs incurred by 8i, approximately $21.9 million prepayment of two forward purchase agreements, and repayments of a promissory note in the amount of $0.3 million issued to 8i’s related party.

The following table reconcile the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the changes in shareholders’ equity (deficit):

November 18, 2022
Funds held in 8i’s trust account	$87,074,185
Funds held in 8i’s operating cash account	248,499
Less: amount paid to redeem public shares of 8i’s ordinary shares	(60,839,550)
Less: payments of transaction costs incurred by 8i	(2,965,646)
Less: payments of forward purchase agreements	(21,892,527)
Less: repayments of promissory note – related party of 8i	(300,000)
Proceeds from the Reverse Recapitalization	1,324,961
Less: unpaid deferred underwriting fee	(2,113,125)
Less: unpaid transaction costs incurred by 8i	(382,600)
Less: payment and accrued expenses of transaction costs related to the Reverse Recapitalization	(1,305,580)
Add: non-cash net assets assumed from 8i	14,387,803
Net contributions from issuance of ordinary shares upon the Reverse Recapitalization	$11,911,459

The shares and corresponding capital amounts and all per share data related to EHL’s outstanding ordinary shares prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio.

Note 5 – Disposition of Subsidiary

Disposition of TGC

On March 1, 2022, SEMA, the Company’s wholly owned subsidiary, sold 100% of the equity interest in TGC to an unrelated individual for a total consideration of SG$ 1.0 (“TGC transaction”). TGC is not a significant subsidiary and the disposition of all of the equity interests in TGC did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results. As a result, the results of operations for TGC were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” For the year ended December 31, 2022, the Company recognized a gain of $30,055 on the disposal of all of the deficit interests in TGC.

Note 6 – Accounts receivable, net

	As of December 31, 2022	As of December 31, 2021

Accounts receivable*	$2,048,941	$1,883,115
Allowance for doubtful accounts	(197,438)	(80,799)
Total accounts receivable, net	$1,851,503	$1,802,316

*	As of December 31, 2022 and 2021, accounts receivable of up to approximately $0.6 million (SGD 0.8 million) were pledged to the short term loan from United Overseas Bank Limited (See Note 13).

Movements of allowance for doubtful accounts from account receivables are as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Beginning balance	$80,799	$37,898
Addition	116,156	43,804
Exchange rate effect	483	(903)
Ending balance	$197,438	$80,799

Note 7 – Other receivables

	As of December 31, 2022	As of December 31, 2021

Receivable from divestment (1)	$-	$3,818,776
Employee advance	6,695	2,803
Others	772	250
Total other receivables	7,467	3,821,829
Other receivables – non-current	-	(1,830,603)
Other receivables – current	$7,467	$1,991,226

Movements of allowance for doubtful accounts from other receivables are as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Beginning balance	$-	$-
Addition	2,209,825	-
Write-off	(2,209,825)	-
Ending balance	$-	$-

(1)	The balance of receivable from divestment represented the amount due from BPT, an unrelated third party. On January 1, 2018, the Company’s subsidiary, UGI entered into an investment agreement with BPT, to invest approximately $1.9 million (SGD 2,580,000) in BPT’s affordable home program in Indonesia. On March 1, 2021, both parties entered into a mutual termination agreement (“Agreement”) to terminate the investment agreement. Upon execution of this Agreement, BPT agreed to repay UGI’s investment amounted to $1,913,096 (SGD 2,580,000), and compensated UGI with the additional amount of $1,905,681(SGD 2,570,000). The Company recognized the compensation portion (the excess of the settled amount over the original invested amount) from investment as other income for the year ended December 31, 2021. In May 2022, the Company has collected approximately $0.9 million (SGD 1,200,000) and signed an installment payments agreement with the BPT to repay the remaining balance of approximately $2.8 million (SGD 3,950,000) in eight equal quarterly installments with annual interest rate of 3% beginning on July 31, 2022, October 31, 2022, January 31, 2023, April 30, 2023, July 31, 2023, October 31, 2023, January 31, 2024, and April 30, 2024. As of the date of the issuance of these financial statements, the Company has collected two scheduled quarterly installments of approximately $0.7 million (SGD 987,500). However, due to the skipped repayments from BPT on January 31, 2023 and forward, Company determined the remaining balance due from BPT is at risk and more likely than not the Company will be able to recover such balance. As a result, the Company fully wrote off the remaining balance of receivable from divestment due from BPT for the year ended December 31, 2022.

Note 8 – Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31, 2022	As of December 31, 2021

Office equipment	$148,387	$144,051
Medical equipment	2,724	15,917
Leasehold improvement	2,217	20,704
Subtotal	153,328	180,672
Less: accumulated depreciation	(121,700)	(123,745)
Total	$31,628	$56,927

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $23,347 and $34,523, respectively.

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	As of December 31, 2022	As of December 31, 2021

Customer relationships	$650,102	$646,246
Less: Accumulated amortization	(477,584)	(356,284)
Less: Impairment	(167,787)	-
Exchange rate effect	(4,731)	-
Total intangible assets, net	$-	$289,962

Amortization expense for the years ended December 31, 2022 and 2021 amounted to $115,907 and $162,825, respectively. The management performed quantitative assessment and determined to fully impair the carrying value of intangible assets due to the Company’s limited business development and uncertain surrounding economic environment. For the year ended December 31, 2022, The Company recorded $167,787 impairment loss related to intangible assets.

Note 10 – Goodwill

The changes in the carrying amount of goodwill from Melana reporting unit and Tri-Global reporting unit are as follows:

	Melana	Tri-Global	Total
Balance as of December 31, 2020	$539,286	$473,344	$1,012,630
Foreign currency translation adjustment	(10,621)	(9,323)	(19,944)
Balance as of December 31, 2021	528,665	464,021	992,686
Foreign currency translation adjustment	(11,427)	(10,030)	(21,457)
Impairment	(517,238)	(453,991)	(971,229)
Balance as of December 31, 2022	$-	$-	$-

For the years ended December 31, 2022 and 2021, the Company record $971,229 and nil impairment loss on good will, respectively.

Note 11 – Forward Purchase Agreements

On November 9, 2022 and November 13, 2022, 8i, EHL, and certain institutional investors, HB Strategies LLC (the “Seller 1”) and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (“Seller 2”) entered into an agreement (the “Prepaid Forward Agreement 1” and “Prepaid Forward Agreement 2”), respectively, for an equity prepaid forward transaction (the “Prepaid Forward Transaction 1” and “Prepaid Forward Transaction 2”).

Pursuant to the terms of the Prepaid Forward Agreements, Seller 1 and Seller 2 may (i) purchase through a broker in the open market, from holders of Shares other than 8i Acquisition or affiliates thereof, 8i Acquisition’s ordinary shares, no par value, (the “Shares”), or (ii) reverse Seller 1’s and Seller 2’s prior exercise of redemption rights as to Shares in connection with the Business Combination (all such purchased or reversed Shares, the “Recycled Shares 1” and “Recycled Shares 2”, respectively). While Seller 1 and Seller 2 has no obligation to purchase any Shares under the Prepaid Forward Agreement 1 and Prepaid Forward Agreement 2, the aggregate total Recycled Shares 1 and Recycled Shares 2 that may be purchased or reversed under the Prepaid Forward Agreement 1 and Prepaid Forward Agreement 2 shall be no more than 1,400,000 shares and 1,125,000 shares, respectively. Seller 1 and Seller 2 have agreed to hold the Recycled Shares 1 and Recycled Shares 2, for the benefit of (a) 8i Acquisition until the closing of the Business Combination (the “Closing”) and (b) the Company after the Closing (each a “Counterparty”). Seller 1 and Seller 2 also may not beneficially own greater than 9.9% of issued and outstanding Shares following the Business Combination.

The key terms of the forward contracts are as follows:

- Sellers can terminate the Transaction no later than the later of: (a) Third Local Business Day following the Optional Early Termination (“OET”); (b) the first Payment Date after the OET Date which shall specify the quantity by which the Number of Shares is to be reduced (such quantity, the “Terminated Shares”) Seller shall terminate the Transaction in respect of any Shares sold on or prior to the Maturity Date. The Counterparty is entitled to an amount from the Seller equal to the number of terminated shares multiplied by the Reset Price.

-Seller 1 and Seller 2 are entitled to receive the Maturity Consideration, an amount equal to the product of: (1) Number of Recycled Shares specified in the Pricing Date Notice, less(b) the number of Terminated Shares multiplied by (2) USD 2.50 (the “Maturity Consideration”), in cash. The Company can also pay the Seller 1 and Seller 2 shares based on the Company’s average volume weighted average share price (“VWAP”) of the Shares over 30 Scheduled Trading Days ending on the Maturity Date. Such settlement consideration or OET is considered to be an embedded feature (or instrument) with in the Prepaid Forward Transaction 1 and 2.

- The Prepaid Forward Transaction 1 and 2 required physical settlement by repurchase of remaining of the recycled shares in exchange for cash and if either the amount to be paid or the settlement date varies based on specified conditions, the earlier of a) first anniversary of the closing of the transactions between Counterparty and EUDA on November 18, 2022 or b) the date specified by Seller in a written notice to be delivered at Seller’s discretion (not earlier than the day such notice is effective) after the occurrence of a VWAP Trigger Event, those instruments shall be measured subsequently at the amount of cash that would be paid under the conditions specified in the contract if settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest cost, which we recorded as change in fair value of prepaid forward purchase liability.

In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has determined that the prepaid forward contract is a financial instrument other than a share that represent or are indexed to obligations to repurchase the issuer’s equity shares by transferring assets, referred to herein as the “prepaid forward purchase liability” on its consolidated balance sheets. The Company initially measure the prepaid forward purchase liability at fair value and measured subsequently at fair value with changes in fair value recognized in earnings.

As of the closing of the Business Combination, the fair value of the prepaid forward purchase liability was $7,409,550 and was recorded on the Company’s consolidated balance sheets. Subsequently, the change of fair value of the prepaid forward purchase liability was amounted to a loss of $12,911,503 for the year end December 31, 2022. As of December 31, 2022, the prepaid forward purchase liabilities amounted to $20,321,053.

Note 12 – Loan to third party

In November 20, 2020, the Company’s subsidiary, UGI has entered into a loan agreement with PT total Prima Indonesia (“PT”), an unrelated third party. Upon execution of the loan agreement and supplemental agreement, PT may borrow up to approximately $0.7 million (SGD 1,000,000) from UGI for a period of three years with 9.00% annual interest rate. The loan shall be due and payable, including all disbursed loan amount and accrued interest, on the maturity date. As of December 31, 2022 and 2021, the Company had provided a total of $608,683 (SGD 816,000) and $352,959 (SGD 476,000) of loan to PT, respectively, and had $62,766 (SGD 84,144) and $19,003 (SGD 25,627) of interest receivable balance, respectively. However, the Company determined its unlikely to recover such loan to third party upon expiration of the loan contract due to PT was no longer in business, therefore, the company had recorded a fully allowance against and wrote off the remaining balance of loan to third party as of December 31, 2022.

For the years ended December 31, 2022 and 2021, the Company has recognized nil and $19,071 of interest income from loan to third party, respectively.

Note 13 – Credit facilities

Short-term loans – bank and private lender

Outstanding balances on short-term bank loans consist of the following:

Bank/Private lender Name	Maturities	Interest Rate	Collateral/ Guarantee	December 31, 2022	December 31, 2021

*United Overseas Bank Limited	90 days from disbursement	0.25% plus prime rate of 5.25%	Collateral: Accounts receivable	$185,592	$184,491
FS Capital Ptd. Ltd.	Fully repaid in February, 2022	18.0%	Guaranteed by Kelvin Chen Weiwen, the Company’s CEO and shareholder, and Kent Ridge Health Private Limited	-	20,936
Funding Societies Pte. Ltd	Due monthly from April 2022 to March 2023 (Extended to July 31, 2024)	30.0%	Guaranteed by Kelvin Chen Weiwen, the Company’s CEO and shareholder	18,648	-
Total				$204,240	$205,427

*	On August 21, 2019, KRHSG entered into a revolving line of credit agreement with United Overseas Limited pursuant to which KRHSG may borrow up to approximately $593,208 (SGD 800,000) for operation purposes. The loan was guaranteed by Jamie Fan Wei Zhi, an immediate family member of a shareholder of the Company, and secured by KRHSG’s account receivable (see Note 6). The loan bears an average annual interest rate of 5.50% and its due within 90 days from the loan disbursement. The Company released Jamie Fan Wei Zhi as the guarantor of this loan on October 31, 2022.

Short-term loan – third party

Lender Name	Maturities	Interest Rate	Collateral/ Guarantee	December 31, 2022	December 31, 2021

Koh Wee Sing	Due on demand beginning in July 2022*	60.0%	None	$-	$148,302

Interest expense pertaining to the above loans for the years ended December 31, 2022 and 2021 amounted to $122,845 and $128,071, respectively.

Weighted average interest rate to the above loans for the years ended December 31, 2022 and 2021 are 11.0% and 6.3%, respectively.

*	On December 16, 2022, the Company has signed a loan agreement (“Agreement”) with Kent Ridge Health Pte Ltd (“KRHPL”), a related party. Pursuant to the Agreement, KRHPL agreed to fully remit the loan payment to Koh Wee Sing on behalf of the Company. As a result, such short-term loan- third party was transfer to other payable, related parties under KRHPL’s balance as of December 31, 2022.

Promissory note

Outstanding balances on promissory note consist of the following:

Lender Name	Maturities	Interest Rate	Collateral/ Guarantee	December 31, 2022	December 31, 2021

Kaufaman & Canoles, P. C. (“KC”)	February 15, 2023*	0.0%	None	$170,000	$-

*	This promissory note has a default interest of 15% per annum beginning on February 15, 2023 until paid in full. In June 2023, the Company and KC has entered into a settlement agreement (“the Agreement”) to settle the promissory note. Pursuant to the Agreement, the Company shall pay KC (1) $100,000 within two days of the dates that the Company’s US counsel, Loeb & Loeb, confirm that it has received from KC all information and documents necessary for them to prepare an amended S-1 registration statement covering the resale of securities, and (2) $60,000 within two business days after the date the first amendment to the registration statement is filed with the SEC.

Convertible notes – third parties

Outstanding balances on convertible notes consist of the following:

Lender Name	Maturities	Interest Rate	Collateral/ Guarantee	December 31, 2022	December 31, 2021

Maxim Group LLC (“Maxim”)	November 17, 2023	0.0%	Automatically be converted into the Company’s ordinary shares at $5.00 per share if the balance is not being repaid by the maturity date	$2,113,125	$-
Menora Capital Pte Ltd (“Menora”)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	87,500	-
Loeb & Loeb LLP (“Loeb”)	November 17, 2023	0.0%	(1) 60,000 of the Company ordinary share has been issued to Loeb, which is subject to be returned and cancellation if the Company repaid the full or part of the convertible note, and (2) Loeb has the right to sell the ordinary shares in public market and the earning from the sales should be offset the remaining balance of the convertible note	300,000	-
Shine Link Limited (“Shine Link”)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	119,000	-
Total				$2,619,625	$-

Convertible notes – related parties

Lender Name	Maturities	Interest Rate	Collateral/ Guarantee	December 31, 2022	December 31, 2021

8i Holdings 2 Ptd Ltd (“8i Holding”) (1)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	$82,600	$-
Meng Dong (James) Tan (2)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	700,000	-
Total				$782,600	$-

1)	Mr. Meng Dong (James) Tan, the Company’s related party who had more than 10% ownership of the Company, is the sole shareholder and director of 8i Holdings 2 Pte. Ltd. Mr. Tan has sole voting and dispositive power over the shares.

2)	Mr. Meng Dong (James) Tan, the Company’s related party has more than 10% ownership of the Company.

The Company determined that the embedded conversion feature from the convertible notes, related parties and third parties qualifies for the scope exception due to the embedded conversion feature indexed to the Company’s stock in accordance with ASC 815-40-15 and meet the equity requirement in accordance with ASC815-40-25.

Note 14 – Other payables and accrued liabilities

	As of December 31, 2022	As of December 31, 2021

Accrued expenses (i)	$671,743	$129,029
Accrued payroll	730,037	244,591
Accrued interests (ii)	157,032	67,448
Others	34,003	47,529
Total other payables and accrued liabilities	$1,592,815	$488,597

(i)	Accrued expenses

The balance of accrued expenses represented amount due to third parties service providers which include marketing consulting service, IT related professional service, legal, audit and accounting fees, and other miscellaneous office related expenses.

(ii)	Accrued interests

The balance of accrued interests represented the balance of interest payable from short-term loan – bank, private lender, and third parties (See Note 13).

Note 15 – Related party balances and transactions

Related party balances

Other receivables – related parties

Name of Related Party	Relationship	Nature	As of December 31, 2022	As of December 31, 2021

KR Hill Capital Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Related party advance, due on demand	$239	$237
Kent Ridge Medical Ptd Ltd	Shareholders of this entity also are the shareholders of the Company	Related party advance, due on demand	247	245
UG Digital Sdn Bhd	UGD, subsidiary of the Company owned 40% of this company	Related party advance, due on demand	-	284,673
Janic Limited	Shareholder of the Company	Related party advance, due on demand	724	720
Zukihealth SDN	Kelvin Chen, Chief Executive Office (“CEO”) and shareholder of the Company, is the shareholder of this entity	Related party advance due on demand	-	3,173
Jennifer Goh	President, operation manager, and shareholder of the Company	Employee advance	-	8,527
Fresco Investment Pte Ltd	Fan Know Hin, an immediate family member of a shareholder of the Company, is the shareholder of this entity	Advance due on demand	-	46
Cadence Health Pte Ltd*	Shareholders of this entity also are the shareholders of the Company		266,653	-
Total			$267,863	$297,621

*	As of date of the issuance of these financial statements, this receivable has been repaid by the related party.

Convertible notes – related parties

Please see Note 13 for details.

Account payable – related parties

Name of Related Party	Relationship	Nature	As of December 31, 2022	As of December 31, 2021

Cadence Health Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Medical service fee performed for the employee patients of the Company’s corporate customers	$-	$2,459,411

Other payables – related parties

Name of Related Party	Relationship	Nature	As of December 31, 2022	As of December 31, 2021

Chee Yin Meh	Shareholder of Scotgold Holding Ltd which is the shareholder of the Company	Operating expense paid on behalf of the Company	$122,739	$34,512
Jamie Fan Wei Zhi	An immediate family member of a shareholder of the Company	Operating expense paid on behalf of the Company, and Guarantor fee	-	40,783
Kelvin Chen	CEO and shareholder of the Company	Operating expense paid on behalf of the Company	589,681	295,776
Kent Ridge Health Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Operating expense paid on behalf of the Company	696,508	121,129
Kent Ridge Pacific Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Operating expense paid on behalf of the Company	20,303	33,483
Watermark Developments Ltd	Shareholder of the Company	Operating expense paid on behalf of the Company	55,945	-
Wilke Services Ltd (“Wilke”) (1)	Shareholder of the Company	Investment payable	-	2,746,628
Mount Locke Limited	Shareholder of the Company	Operating expense paid on behalf of the Company	3,753	-
UG Digital Sdn Bhd	UGD, subsidiary of the Company owned 40% of this company	Operating expense paid on behalf of the Company	33,016	-
Total			$1,521,945	$3,272,311

(1)	Upon the closing of the Business Combination, such balance was forgiven by its related party (see Note 16).

Related party transactions

Revenue from related parties

Name of Related Party	Relationship	Nature	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Cadence Health Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Sales of swab test, and other medical related product	135	4,640

Purchase from related parties

Name of Related Party	Relationship	Nature	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Cadence Health Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Medical service fee provided for the third party medical service revenue	$491,499	$2,349,702

Rental expenses

Name of Related Party	Relationship	Nature	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Kent Ridge Pacific Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Office rental	$47,954	$143,589

Note 16 – Shareholders’ equity

Capital Contribution

On September 20, 2022, the Company received capital of $600,000 from an investor for the issuance in 8i acquisition’s ordinary shares. Such deposit is refundable if the business combination will not be completed by November 30, 2022. Initially, the Company recognized the subscribed shares deposit liability in accordance with ASC 480, “Distinguishing Liabilities from Equity” on inception. On November 17, 2022, Upon the closing of the Business Combination with 8i acquisition, the Company issued 120,000 ordinary shares to this investor and transferred such the subscribed shares deposit liability into equity as capital contribution.

Forgiveness of debt by a related party

On March 31, 2022, the Company and Wilke entered into a deed of release of debt (“Deed”), pursuant to the Deed, upon the closing of the Business Combination, Wilke agrees to release and discharge the Company from the Obligation to repay to Wilke of $2,763,018. As Wilke’s is a shareholder of the Company, such debt forgiveness were treated as an addition to the Company’s capital during the year ended December 31, 2022.

Ordinary shares

The Company is authorized to issue unlimited ordinary shares of no par value. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share.

-Issuance of ordinary shares to EHL

On July 25, 2022, the Company issued 4,626,667 ordinary shares (500,000 ordinary share before reverse recapitalization) for total consideration of $500,000 to the shareholder of EHL.

The shares and corresponding capital amounts and all per share data related to EHL’s outstanding ordinary shares prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio.

-Issuance of ordinary shares upon the reverse recapitalization (See Note 4)

On November 17, 2022, upon the consummation of the Business Combination, the Company issued an aggregate total of 6,191,770 ordinary shares to 8i and various service provider.

The following table presents the number of the Company’s ordinary shares issued upon the Reverse Recapitalization:

Ordinary Shares
8i ordinary shares outstanding prior to Reverse Recapitalization	11,073,500
Less: redemption of 8i ordinary shares	(6,033,455)
Conversion of 8i rights	891,725
Shares issued to service providers	260,000
Total shares issued upon the Reverse Recapitalization	6,191,770

Warrants

In connection with the reverse recapitalization, the Company has assumed 8,917,250 Warrants outstanding, which consisted of 8,625,000 Public Warrants and 292,250 Private Warrants. Both of the Public Warrants and private warrant met the criteria for equity classification.

Warrants became exercisable on the later of (a) the completion of the reverse recapitalization or (b) 12 months from the closing of the initial public offering (“IPO”). The warrants will expire five years after the completion of a reverse recapitalization or earlier upon redemption or liquidation.

As of December 31, 2022, the Company had 8,625,000 Public Warrants outstanding and 292,250 Private Warrants outstanding. Each whole Public Warrant and Private Warrant entitles the registered holder to purchase one-half share of the Company’s ordinary share at a price of $11.50 per share, subject to the following conditions discussed below.

The Company may redeem the Public Warrants and Private Warrants in whole and not in part, at a price of $0.01 per warrant:

● at any time while the warrants are exercisable and prior to their expiration,

● upon not less than 30 days’ prior written notice of redemption to each warrant holder,

● if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading days period ending on the third trading business day prior to the notice of redemption to warrant holders, and,

● if, there is a current registration statement in effect with respect to the Ordinary Shares underlying the Warrants for each day in the 30-day trading period and continuing each day thereafter until the Redemption Date or the cashless exercise of the Warrants is exempt from the registration requirements under the Securities Act of 1933, as amended (the “Act”)

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted for splits, dividends, recapitalizations and other similar events. Additionally, in no event will the Company be required to net cash settle the warrants.

The only difference between Public Warrants and Private Warrants is that the Private Warrants will not be transferable, assignable or salable until after the completion of reverse recapitalization.

The summary of warrants activity is as follows:

	Warrants Outstanding	Ordinary Shares Issuable	Weighted Average Exercise Price		Average Remaining Contractual Life
December 31, 2021	-		$-		-
Granted	8,917,250	4,458,625		$11.50		5.00
Forfeited	-		$-		-
Exercised	-			$-		-
December 31, 2022	8,917,250	4,458,625		$11.50		4.88

Earnout shares

As part of the Business Combination, Watermark is entitled to the 4,000,000 Earnout Shares of the Company’s no par value ordinary shares subject to the following four triggering events:

●	1,000,000 additional Earnout Shares to be issued if during the period beginning on the Closing Date and ending on the first anniversary of the Closing Date, the Company’s share price is equal to or greater than Fifteen Dollars ($15.00) after the Closing Date (“Triggering Event 1”);
●	1,000,000 additional Earnout Shares to be issued if during the period beginning on the first anniversary of the Closing Date and ending on the second anniversary of the Closing Date, the Company’s share price is equal to or greater than Twenty Dollars ($20.00) (“Triggering Event 2”);
●	1,000,000 additional Earnout Shares to be issued if the consolidated audited financial statements of EUDA for the fiscal year commencing January 1, 2023 and ending December 31, 2023, reflect that EUDA has achieved both of the following financial metrics for such fiscal year: (x) revenues of at least $20,100,000 and (y) net income attributable to EUDA of at least $3,600,000 (“Triggering Event 3”);
●	1,000,000 additional Earnout Shares to be issued if the consolidated audited financial statements of EUDA for the fiscal year commencing January 1, 2024 and ending December 31, 2024, reflect that EUDA has achieved both of the following financial metrics for such fiscal year: (x) revenues of at least $40,100,000 and (y) net income attributable to EUDA of at least $10,100,000 (“Triggering Event 4”).

The Earnout Shares are accounted for as equity classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization and recorded in capital. The fair value of the Earnout Shares was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied.

The fair value of the Earnout Shares for Triggering Event 1 and 2 was estimated using the following assumptions:

Closing date	November 17, 2022
Share price of the Company as of closing date	$5.21
Average daily return rate	0.02%
Daily volatility for Triggering Event 1	4.74%
Daily volatility for Triggering Event 2	4.30%
Risk-free rate for Triggering Event 1	4.75%
Risk-free rate for Triggering Event 2	4.49%
Grant Price for Trigging Event 1	$15.0
Grant Price for Trigging Event 2	$20.0

As a result, the Company determined the fair value of the Earnout Shares for Triggering Event 1 and 2 is amounted to $1,926,610 and $3,273,019, respectively, and recorded the same amount in consolidated statements of change in shareholders’ equity (deficit) and consolidated statements of operations and comprehensive income (loss) as earnout share payment for the year ended December 31, 2022.

In addition, Company determined that the probabilities of achieving the revenue and net income thresholds are nil for Triggering Event 3 and 4 and estimated the fair value of the Earnout Shares of nil.

Note 17 – Income taxes

British Virgin Islands

KRHL and SGGL are incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20%.

Malaysia

The Company’s subsidiary operating in Malaysia is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis.

Singapore

The Company’s subsidiaries incorporated in Singapore and is subject to Singapore Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Singapore tax laws. The applicable tax rate is 17% in Singapore, with 75% of the first $7,255 (SGD 10,000) taxable income and 50% of the next $137,842 (SGD 190,000) taxable income are exempted from income tax.

The United States and foreign components of loss before income taxes were comprised of the following:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Singapore	$(5,400,034)	$930,312
Foreign	(19,531,790)	18,225
Total loss (income) before income taxes	$(24,931,824)	$948,537

The provision for income taxes consisted of the following:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Current	$65,650	$75,821
Deferred	(48,228)	(27,680)
Provision for income taxes	$17,422	$48,141

The following table reconciles Singapore statutory rates to the Company’s effective tax rate:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Singapore statutory income tax rate	17.0%	17.0%
Tax rate difference outside Singapore (1)	(13.3)%	0.1%
Taxable income below exemption threshold	0%	(2.4)%
Change in valuation allowance	(2.9)%	29.8%
Others (2)	(0.9)%	(39.4)%
Effective tax rate	(0.1)%	5.1%

(1)	It is due to tax rate difference of the entities incorporated in Vietnam and British Virgin Islands.
(2)	Others mainly consisted of income such as offshore investment income, 2021 return to provision adjustment, and COVID-19 related government grant which is non-taxable under local tax laws.

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of:

	December 31, 2022	December 31, 2021

Deferred Tax Assets/Liabilities
Net operating loss carryforwards	$749,309	$812,715
Allowance for doubtful account*	33,564	13,736
Net lease liability	823	-
Less: valuation allowance	(783,696)	(826,451)
Deferred tax assets, net	$-	$-
Deferred tax liabilities:
Customer relationships	$-	$49,294
Deferred tax liabilities, net	$-	$49,294

*	The valuation allowance on all deferred tax assets decreased by $42,755 as of December 31, 2022.

As of December 31, 2022 and 2021, the Company had net operating losses carry forward (including temporary taxable difference of bad debt expense) of approximately $4.4 million and $4.8 million, respectively, from the Company’s Singapore subsidiaries. The net operating losses from the Singapore subsidiaries can be carried forward indefinitely. Due to the limited operating history of certain Singapore subsidiaries, the Company is uncertain when these net operating losses can be utilized. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses (including temporary taxable difference of bad debt expense) of approximately $0.7 million and $0.8 million related to Singapore subsidiaries as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had net operating losses carry forward of approximately $18,000 and $19,000, respectively, from the Company’s Vietnam subsidiary. The net operating losses from the Vietnam subsidiary can be carried forward for five years and expiring from the year 2025 to 2027. Due to the Vietnam subsidiary have been operating at losses and the Company believes it is more likely than not that its Vietnam operations will be unable to fully utilize its deferred tax assets related to the net operating losses in the foreseeable future. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4,000 and $4,000 related to its Vietnam subsidiary as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had net operating losses carry forward of approximately $15,000 from the Company’s Malaysia subsidiary. The net operating losses from the Malaysia subsidiary can be carried forward for seven years. Due to the Malaysia subsidiary have been operating at losses and the Company believes it is more likely than not that its Malaysia operations will be unable to fully utilize its deferred tax assets related to the net operating losses in the foreseeable future. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4,000 related to its Malaysia subsidiary as of December 31, 2022.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the year ended December 31, 2022 and 2021.

Taxes payable consist of the following:

	December 31, 2022	December 31, 2021

GST taxes payable	$125,695	$225,095
Income taxes payable	60,455	82,248
Totals	$186,150	$307,343

Note 18 – Concentrations risks

(a) Major customers

For the years ended December 31, 2022 and 2021, no customer accounted for 10% or more of the Company’s total revenues.

As of December 31, 2022 and 2021, no customer accounted for 10% or more of the total balance of accounts receivable.

(b) Major vendors

For the year ended December 31, 2022, no vendor accounted for 10% or more of the Company’s total purchases. For the year ended December 31, 2021, one vendor which is the Company’s related party accounted for approximately 37.3% of the Company’s total purchases.

As of December 31, 2022, two vendors accounted for 27.9% and 12.1% of the Company’s total balance of accounts payable, respectively. As of December 31, 2021, one vendor which is the Company’s related party accounted for approximately 87.2% of the total balance of accounts payable.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Singapore Deposit Insurance Corporation Limited (SDIC) insures deposits in a Deposit Insurance (DI) Scheme member bank or finance company up to approximately $57,000 (SGD 75,000) per account. As of December 31, 2022 and 2021, the Company had cash balance of $138,710 and $180,746 was maintained at DI Scheme banks in Singapore, of $0 and $41,606 was subject to credit risk, respectively. The Federal Deposit Insurance Corporation (FDIC) standard insurance amount is up to $250,000 per depositor per insured bank. As of December 31, 2022 and 2021, the Company had restricted cash balance of $641,461 and $0 was maintained at banks in the United States, of $391,461 and $0 was subject to credit risk, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from accounts receivable and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Note 19 – Leases

As of December 31, 2022 and 2021, the Company has leased three offices, and one office, respectively, which were classified as operating leases. In addition, the Company had two office equipment leases which were classified as finance leases.

The Company occupies various offices under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recognized lease expense on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognized the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on an accretion basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period.

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 5.25%, which is determined using an incremental borrowing rate with similar term in Singapore.

As of December 31, 2022, the weighted average remaining lease terms of the Company’s operating lease and finance leases are 0.69 years and 2.01 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Year Ended
	Classification	December 31, 2022	December 31, 2021

Operating lease cost
Lease expenses	General and administrative	$114,390	$62,810
Lease expenses – short-term	General and administrative	113,055	143,589
Finance lease cost
Amortization of leased asset	General and administrative	7,948	8,153
Interest on lease liabilities	Other expense -Interest expenses	1,276	1,639
Total lease expenses		$236,669	$216,191

Weighted-average remaining term and discount rate related to leases were as follows:

	As of	As of
	December 31, 2022	December 31, 2021

Weighted-average remaining term
Operating lease	0.69 year	1.25 years
Finance leases	2.01 years	3.00 years
Weighted-average discount rate
Operating lease	5.25%	5.25%
Finance leases	5.25%	5.25%

The following table sets forth the Company’s minimum lease payments in future periods as of December 31, 2022:

	Operating lease	Finance lease
	payments	payments	Total
Twelve months ending December 31, 2023	$81,522	$8,151	$89,673
Twelve months ending December 31, 2024	-	15,614	15,614
Total lease payments	81,522	23,765	105,287
Less: discount	(1,563)	(1,564)	(3,127)
Present value of lease liabilities	$79,959	$22,201	$102,160

As of December 31, 2022, the Company minimum short term lease payments to be due within one year amounted to $25,075.

Note 20 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

On March 30, 2022, the State Courts of the Republic of Singapore had reached a verdict that the Company’s subsidiaries, KRHSG and Melana (Defendants) is liable to compensate Jamie Fan Wei Zhi (Plaintiff), the Company’s related party for failing to procure the release of the Plaintiff from the guarantees to secure a credit line from United Overseas Bank before December 31, 2020. The Defendants agree to compensate the Plaintiff the sum of $3,704 (SGD 5,000) per month as guarantor fee starting from January 1, 2021 until the Defendants procured the release of the Plaintiff as the guarantor of the loan. The Defendants released the Jamie Fan Wei Zhi as the guarantor of the loan on October 31, 2022. As of December 31, 2022, the Company has paid Jamie Fan Wei Zhi $74,966 (SGD 100,000), and no more balance outstanding.

Note 21 – Segment information

The Company presents segment information after elimination of inter-company transactions. In general, revenue, cost of revenue and operating expenses are directly attributable, or are allocated, to each segment. The Company allocates costs and expenses that are not directly attributable to a specific segment, such as those that support infrastructure across different segments, to different segments mainly on the basis of usage, revenue or headcount, depending on the nature of the relevant costs and expenses. The Company does not allocate assets to its segments as the Chief Operating Decision Maker (“CODM”) does not evaluate the performance of segments using asset information.

The Company evaluates performance and determines resource allocations based on a number of factors with the primary measurements being revenues and income/loss from operations of the Company’s two reportable segments: 1) Medical Services and 2) Property Management Services.

The following tables present the summary of each segment’s revenue, loss from operations, income (loss) before income taxes and net income (loss) which is considered as a segment operating performance measure, for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022
		Property
	Medical	Management
	Services	Services	Total
Revenues	$6,076,414	$3,764,295	$9,840,709
Loss from operations	$(2,463,593)	$(2,991,371)	$(5,454,964)
Loss before income taxes	$(2,613,615)	$(2,800,755)	$(5,414,370)
Net loss	$(2,651,826)	$(2,779,966)	$(5,431,792)

Reconciliation of the Company’s segment net loss before income taxes to the consolidated statement of operation and comprehensive income (loss)’s net loss before income taxes for the year ended December 31, 2022 is as follows:

Segment loss before income tax	$5,414,370
Change in fair value of prepaid forward purchase liabilities	(12,911,503)
Earnout share payment	(5,199,629)
Other corporate expenses	(1,406,322)
Consolidated net loss before income taxes	$(24,931,824)

	For the Year Ended December 31, 2021
		Property
	Medical	Management
	Services	Services	Consolidated
Revenues	$5,986,030	$4,558,520	$10,544,550
Loss from operations	$(1,186,885)	$(41,342)	$(1,228,227)
Income (loss) before income taxes	$(1,239,438)	$2,187,975	$948,537
Net income (loss)	$(1,241,091)	$2,141,487	$900,396

The accounting principles for the Company’s revenue by segment are set out in Note 3.

As of December 31, 2022, the Company’s total assets were composed of $2,176,405 for medical services, $335,068 for property management services and $23,117,567 for corporate.

As of December 31, 2021, the Company’s total assets were composed of $1,478,872 for medical services and $6,412,439 for property management services.

As substantially all of the Company’s long-lived assets are located in Singapore and all of the Company’s revenue is derived from Singapore, no geographical information is presented.

Note 22 – Subsequent events

The Company evaluated all events and transactions that occurred after December 31, 2022 up through the date the Company issued these consolidated financial statements.

On January 9, 2023, James Tan, who is the former Chief Executive officer of 8i loaned the Company for an amount of $145,450 (the “Initial Tan Loan”) at 8% interest per annum and was to be repaid by March 31, 2023. The Initial Tan Loan was not timely repaid by March 31, 2023 and was replaced as disclosed below.

On February 2, 2023, the Company entered into a loan agreement (“Agreement”) with Alfred Lim, the independent director of the Company, pursuant to which Alfred Lim granted a loan amounted to $128,750 to the Company at 8% interest per annum. The loan was due on March 31, 2023. On March 31, 2023 the Company further extended the maturity date of such loan to December 31, 2023.

On April 24, 2023, James Tan loaned the Company an additional $332,750 (the “Tan Second Loan”) at 8% interest per annum, which matures on the earlier of June 30, 2023 or within seven days of the Company receiving the proceeds from the sales of securities in the private placement (the “Private Placement”). Pursuant to the terms of the Tan Second Loan, the Company agreed to issue to James Tan a new promissory note in the principal amount of $145,450 dated April 24, 2023 (the “Tan First Loan”) to replace the Initial Tan Loan. The Tan First Loan contained the same payment terms as the Tan Second Loan.

On May 15, 2023, James Tan entered into a third loan agreement with the Company pursuant to which James Tan agreed to loan the Company an additional $22,500 (the “Tan Third Loan”), provided that the Company issued a new promissory note to James Tan in the principal amount of $700,000 (the “Tan 2023 Note”) to replace the James Tan’s convertible note balance as of December 31, 2023 (see note 13) (the “Tan 2022 Note”). The Tan Third Loan would bear interest at 8% per annum, and would be repaid upon the earlier of June 30, 2023 or within seven days of the Company receiving the proceeds from the sales of securities in the Private Placement.

On May 15, 2023, the Company issued to James Tan the Tan 2023 Note to replace the Tan 2022 Note. The Tan 2023 Note was an interest-free convertible promissory note in the aggregate principal amount of $700,000. On May 15, 2023, James Tan elected to convert the entire unpaid principal in the amount of $700,000 of the Tan 2023 Note into ordinary shares of the Company at $1.00 per share in accordance with the terms of the Tan 2023 Note. On May 16, 2023, the Company issued to James Tan 700,000 ordinary shares in full satisfaction of the Tan 2023 Note. Pursuant to the terms of the Tan 2023 Note, the Company has agreed to register the 700,000 ordinary shares for resale. The Company refers to these 700,000 restricted ordinary shares as the “Converted Shares.” This conversion is likely resulted in modification of the convertible notes as the five-day VWAP Price of the Company’s ordinary shares immediately preceding the conversion date is higher than $1.00 and reduced the carrying amount of the convertible debt instrument with a corresponding increase in additional paid-in capital.

On May 16, 2023, the Company signed settlement agreement (“Settlement Agreement”) with James Tan, pursuant to which the Company agreed to issue to James Tan an aggregate of 478,200 restricted ordinary shares of the Company in full satisfaction of all obligations of the Company under the Tan First Loan and the Tan Second Loan.

On May 16, 2023, the Company signed settlement agreements (“Settlement Agreements 2”) with two third parties, Shine Link, and Menora, and a related party, 8i Holding, pursuant to which the Company agreed to issue to Shine Link, Menora, and 8i Holding 87,500, 119,000, and 82,600 restricted ordinary shares of the Company, respectively, in full satisfaction of all obligations of the Company under the convertible notes balance set forth in Note 13 from Shine Link, Menora, and 8i Holding. These conversions are likely resulted in modification of the convertible notes as the five-day VWAP Price of the Company’s ordinary shares immediately preceding the conversion date is higher than $1.00 and reduced the carrying amount of the convertible debt instrument with a corresponding increase in additional paid-in capital.

On May 16, 2023, the Company signed settlement agreement (“Chen Settlement Agreement”) with Kelvin Chen, the CEO of the Company, pursuant to which the Company agreed to issue to Kelvin Chen an aggregate of 850,306 restricted ordinary shares of the Company in full satisfaction of Kelvin Chen’s claim for an aggregate amount of $850,306 provided to KRHSG from time to time since inception. Upon issuance of the restricted ordinary shares, the balance own to Kelvin Chen reduced to nil. In order to comply with Nasdaq’s shareholder approval requirement for issuance of stock to an executive officer of a company pursuant to Nasdaq Listing Rule 5635(c), the Company and Dr. Chen amended the Chen Settlement Agreement by entering into a Supplemental Agreement (the “Supplemental Agreement”) on June 6, 2023, so that the shares issued to Dr. Chen would be issued at a per share price not less than the closing bid price of $1.47 per share on May 15, 2023, the day prior to the execution of the Chen Settlement Agreement. Pursuant to the Supplemental Agreement, Dr. Chen has agreed to release and discharge KRHSG of all claims in return for 578,439 ordinary shares at $1.47 per share, the closing bid price of EUDA ordinary shares on May 15, 2023. Dr. Chen has agreed to forfeit and surrender 271,867 ordinary shares of the 850,306 ordinary shares issued to him on May 16, 2023.

Between May 16 and May 22, 2023, the Company issued and sold to eight accredited investors an aggregate of 940,000 ordinary shares (the “Placement Shares”) at $1.00 per share for an aggregate to purchase price of $940,000 in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

On June 8, 2023, the Company and the Seller 1 and Seller 2 (together, the “ Sellers”) entered into amendments to the Prepaid Forward Agreements (together, the “Amendments”), to amend the definition of “Maturity Consideration,” such that, Maturity Consideration shall consist of 800,000 ordinary shares of the Company to be issued to the Sellers by the Company. Pursuant to the Prepaid Forward Agreements, the maturity date of the Prepaid Forward Transaction 1 and 2 (together, the “Prepaid Forward Transactions”) (the “Maturity Date”) may be accelerated by the Sellers after any occurrence wherein during any 30 consecutive trading-day period, the dollar volume-weighted average price of Company’s ordinary shares for 20 trading days is less than $3.00 per share. Pursuant to the Amendments, the parties agreed that the Prepaid Forward Transactions shall be accelerated as of the date of the Amendments, and accordingly, the 800,000 ordinary shares (or 1,600,000 ordinary shares in the aggregate), became immediately due and payable to the Sellers upon execution of the Amendments. The Amendments provide the Sellers with registration rights for the ordinary shares issuable as Maturity Consideration, and also prohibit the Sellers from selling such ordinary shares on any exchange business day in an amount greater than 15% of the daily trading volume of the Company’s ordinary shares on such day. In addition, as of June 8, 2023 (the “Maturity Date”), the Sellers became entitled to retain (a) the remaining prepayment amount paid from the Company’s trust account to the Sellers upon consummation of the Company’s business combination, and (b) the remaining ordinary shares held by each Seller that were subject to the Prepaid Forward Transactions. Pursuant to the Amendments, no other fees, consideration or other amounts are due to the Seller or the Company upon the Maturity Date.

