Form 10-Q
period 2023-03-31
EUDA Health Holdings Ltd
filed 2023-07-31
CIK 1847846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 23, 2023, the registrant had 24,777,509 ordinary shares, no par value, issued and outstanding.

EUDA HEALTH HOLDINGS LIMITED

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$837,292	$143,024
Restricted cash	-	641,461
Accounts receivable, net	1,585,378	1,851,503
Other receivables	10,820	7,467
Due from related parties	277,962	267,863
Prepaid expenses and other current assets	198,123	222,633
Forward purchase receivables	21,892,527	21,892,527
Total Current Assets	24,802,102	25,026,478
PROPERTY AND EQUIPMENT, NET	27,892	31,628
OTHER ASSETS
Prepaid expenses - non-current	453,887	478,061
Operating lease right-of-use assets	180,480	76,528
Finance lease right-of-use assets	14,417	16,345
Total Other Assets	648,784	570,934

Total Assets	$25,478,778	$25,629,040

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short term loans - bank and private lender	$320,766	$204,240
Short term loans - related parties	274,200	-
Promissory note	170,000	170,000
Convertible notes	2,619,625	2,619,625
Convertible notes - related parties	782,600	782,600
Accounts payable	1,836,497	1,635,483
Other payables and accrued liabilities	2,471,415	1,592,815
Other payables - related parties	1,667,759	1,521,945
Operating lease liability	108,942	79,959
Finance lease liabilities	7,338	7,186
Prepaid forward purchase liabilities	20,853,545	20,321,053
Taxes payable	219,613	186,150
Total Current Liabilities	31,332,300	29,121,056

OTHER LIABILITIES
Operating lease liability - non-current	71,720	-
Finance lease liabilities - non-current	13,323	15,015
Total Other Liabilities	85,043	15,015

Total Liabilities	31,417,343	29,136,071

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Ordinary shares, no par value, unlimited shares authorized, 20,191,770 shares outstanding as of March 31, 2023 and December 31, 2022*	21,308,969	21,308,969
Accumulated deficit	(27,118,434)	(24,703,789)
Accumulated other comprehensive loss	(144,108)	(125,689)
Total Euda Health Holdings Limited Shareholders’ Deficit	(5,953,573)	(3,520,509)

Noncontrolling interests	15,008	13,478
Total Shareholders’ Deficit	(5,938,565)	(3,507,031)

Total Liabilities and Shareholders’ Deficit	$25,478,778	$25,629,040

*	Giving retroactive effect to reverse recapitalization effected on November 17, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
REVENUES
Medical services	$791,711	$1,557,099
Medical services - related parties	-	135
Product sales	-	7,238
Property management services	907,023	1,102,391
Total Revenues	1,698,734	2,666,863

COST OF REVENUES
Medical services	607,386	58,792
Medical services - related party	-	493,843
Product sales	-	9,255
Property management services	687,750	833,727
Total Cost of Revenues	1,295,136	1,395,617

GROSS PROFIT	403,598	1,271,246

OPERATING EXPENSES:
Selling	404,771	368,092
General and administrative	1,975,607	824,896
Research and development	-	2,946
Total Operating Expenses	2,380,378	1,195,934

LOSS FROM OPERATIONS	(1,976,780)	75,312

OTHER INCOME (EXPENSE)
Interest expense, net	(11,377)	(20,087)
Gain on disposal of subsidiary	-	30,055
Change in fair value of prepaid forward purchase liabilities	(532,492)	-
Other income, net	108,396	145,537
Total Other Income (expense), net	(435,473)	155,505

(LOSS) INCOME BEFORE INCOME TAXES	(2,412,253)	230,817

PROVISION FOR INCOME TAXES	985	5,823

NET (LOSS) INCOME	(2,413,238)	224,994

Less: Net income attributable to noncontrolling interest	1,407	2,409

NET (LOSS) INCOME ATTRIBUTABLE TO EUDA HEALTH HOLDINGS LIMITED	$(2,414,645)	$222,585

NET (LOSS) INCOME	(2,413,238)	224,994

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(18,296)	(4,014)

TOTAL COMPREHENSIVE (LOSS) INCOME	(2,431,534)	220,980

Less: Comprehensive income attributable to noncontrolling interest	1,530	2,217

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO EUDA HEALTH HOLDINGS LIMITED	$(2,433,064)	$218,763

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES*
Basic and diluted	20,191,770	9,253,333

(LOSS) EARNINGS PER SHARE
Basic and diluted	$(0.12)	$0.02

*	Giving retroactive effect to reverse recapitalization effected on November 17, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				other
	Ordinary shares		Retained	comprehensive	Noncontrolling
	Shares*	Capital	earnings	income	interest	Total
BALANCE, December 31, 2021	9,253,333	$334,863	$180,333	$6,036	$78,818	$600,050
Net income	-	-	222,585	-	2,409	224,994
Foreign currency translation adjustment	-	-	-	(3,822)	(192)	(4,014)
BALANCE, March 31, 2022 (Unaudited)	9,253,333	$334,863	$402,918	$2,214	$81,035	$821,030

				Accumulated
				other
	Ordinary shares		Accumulated	comprehensive	Noncontrolling
	Shares*	Capital	deficit	loss	interest	Total
BALANCE, December 31, 2022	20,191,770	$21,308,969	$(24,703,789)	$(125,689)	$13,478	$(3,507,031)
Net loss	-	-	(2,414,645)	-	1,407	(2,413,238)
Foreign currency translation adjustment	-	-	-	(18,419)	123	(18,296)
BALANCE, March 31, 2023 (Unaudited)	20,191,770	$21,308,969	$(27,118,434)	$(144,108)	$15,008	$(5,938,565)

*	Giving retroactive effect to reverse recapitalization effected on November 17, 2022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,413,238)	$224,994
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,981	6,950
Amortization of intangible assets	-	29,544
Amortization of operating right-of-use asset	36,446	15,528
Amortization of finance right-of-use assets	2,055	2,026
Allowance for credit losses	35,719	11,939
Deferred taxes benefits	-	(5,022)
Gain on disposal of subsidiary	-	(30,055)
Change in fair value of prepaid forward purchase liabilities	532,492	-
Change in operating assets and liabilities
Accounts receivable	244,693	(264,618)
Interest receivable from loan to third party	-	(7,813)
Other receivables	(3,286)	(15,533)
Prepaid expenses and other current assets	49,575	(12,768)
Accounts payable	187,415	(2,304)
Accounts payables - related party	-	(196,903)
Other payables and accrued liabilities	869,985	7,274
Taxes payable	31,893	93
Operating lease liability	(39,715)	(15,528)
Due from related party	(7,923)	-
Net cash used in operating activities	(469,908)	(252,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third party	-	(25,889)
Cash released upon disposal of a subsidiary	-	(3,437)
Net cash used in investing activities	-	(29,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from other receivable - related parties	-	10,531
Proceeds from short-term loans - bank and private lender	171,659	73,968
Repayments to short-term loans - bank and private lender	(57,036)	(20,885)
Proceeds from short-term loans - related parties	274,200	-
Borrowings from other payables - related parties	138,219	269,457
Payment of finance lease liabilities	(1,714)	(1,632)
Net cash provided by financing activities	525,328	331,439

EFFECT OF EXCHANGE RATE CHANGES	(2,613)	(2,667)

NET CHANGE IN CASH AND RESTRICTED CASH	52,807	47,250

CASH AND RESTRICTED CASH, beginning of the period	784,485	189,996

CASH, end of the period	$837,292	$237,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$9,353	$33,299
Cash paid for interest	$6,090	$24,304

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right of use asset and lease liability	$139,549	$125,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EUDA HEALTH HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Before and after the Reorganization, the Company, together with its subsidiaries (as indicated above), is effectively controlled by the same shareholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements in accordance with ASC 805-50-45-5.

Reorganization under KRHPL

Prior to the Reorganization, KRHPL entered into a Sales and Purchase of Shares Agreement (“KRHSG Agreement”) with the sole shareholder of KRHSG who is under common control of the majority shareholders of KRHPL on December 2, 2019. Pursuant to the KRHSG Agreement, KRHPL will acquire 100% of the equity interests in KRHSG (“Reorganization of KRHSG”) for a total consideration of SG$1.0 (“Total Consideration”). The transaction was completed and effective on January 3, 2020. Since KRHSG and KRHPL are effectively controlled by the same shareholders of EHL, and therefore the Reorganization is under common control at carrying value. The financial statements of KRHSG are prepared on the basis as if the restructuring of KRHSG became effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements of EHL.

Prior to the Reorganization, KRHPL entered into a Sales and Purchase of Shares Agreement (“EUDA PL Agreement”) with the sole shareholder of EUDA PL who is under common control of the majority shareholders of KRHPL on December 2, 2019. Pursuant to the EUDA PL Agreement, KRHPL will acquire 100% of the equity interests in EUDA PL (“Reorganization of EUDA PL”) for a total consideration of SG$1.0 (“Total Consideration”). The transaction was completed and effective on January 3, 2020. Since EUDA PL and LRHPL are effectively controlled by the same shareholders of EHL, and therefore the Reorganization is under common control at carrying value. The financial statements of EUDA PL are prepared on the basis as if the restructuring of EUDA PL became effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements of EHL.

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of EUDA and each of the following entities:

Name		Background	Ownership
EUDA Health Limited (“EHL”)	●	A British Virgin Islands company Incorporated on June 8, 2021	100% owned by EUDA
	●	A holding Company
Kent Ridge Healthcare Singapore Pte. Ltd. (“KRHSG”)	● ● ●	A Singapore company Incorporated on November 9, 2017 Multi-care specialty group offering range of specialty care services to patients.	100% owned by EHL
EUDA Private Limited (“EUDA PL”)	● ● ●	A Singapore company Incorporated on April 13, 2018 A digital health company that provides a platform to serve the healthcare industry	100% owned by EHL
Zukitek Vietnam Private Limited Liability Company (“ZKTV PL”)	● ● ●	A Vietnam company Incorporated on May 2, 2019 A Research and Development Company	100% owned by EUDA PL
Singapore Emergency Medical Assistance Private Limited (“SEMA”)	● ● ●	A Singapore company Incorporated March 18, 2019 A holding company	100% owned by EHL
The Good Clinic Private Limited (“TGC”)(1)	● ● ●	A Singapore company Incorporated on April 8, 2020 Medical facility general practice clinic that provides holistic care for various illnesses	100% owned by SEMA

EUDA Doctor Private Limited (“ED PL”)	● ● ●	A Singapore company Incorporated on December 1, 2021 A platform solution for doctors and physicians to find, connect, and collaborate with trusted peers, specialists, and other professionals	100% owned by EHL
	●	Operation has not been commenced
Kent Ridge Hill Private Limited (“KR Hill PL”)	● ● ●	A Singapore company Incorporated on December 1, 2021 A B2B2C pharmaceutical and OTC drugs e-commerce platform to promote its drug products	100% owned by EHL
	●	Operation has not been commenced
Kent Ridge Health Limited (“KRHL”)	● ● ●	A British Virgin Islands company Incorporated on June 8, 2021 A holding company	100% owned by EHL
Zukitech Private Limited (“Zukitech”) (“ZKT PL”)	● ● ●	A Singapore company Incorporated on June 13, 2019 A holding company	100% owned by KRHL
Super Gateway Group Limited (“SGGL”)	● ● ●	A British Virgin Islands company Incorporated on April 18, 2008 A holding company	100% owned by KRHL
Universal Gateway International Pte. Ltd. (“UGI”)	● ● ● ●	A Singapore company Incorporated on September 30, 2000 Registered capital of RMB 5,000,000 A holding company	98.3% owned by SGGL
Melana International Pte. Ltd. (“Melana”)	● ● ●	A Singapore company Incorporated on September 9, 2000 Property management service that services shopping malls, business office building, or residential apartments	100% owned by UGI
Tri-Global Security Pte. Ltd. (“Tri-Global”)	● ● ●	A Singapore company Incorporated on August 10, 2000 Property security service that services shopping malls, business office building, or residential apartments	100% owned by UGI
UG Digitech Private Limited (“UGD”)	● ● ●	A Singapore company Incorporated on August 16, 2001 A holding company	100% owned by UGI

Nosweat Fitness Company Private Limited (“NFC”)	● ● ●	A Singapore company Incorporated on July 6, 2021 A virtual personal training platform for fitness enthusiasts	100% owned by KRHL
	●	Operation has not been commenced
True Cover Private Limited (“TCPL”)	● ● ●	A Singapore company Incorporated on December 1, 2021 A B2B e-claims healthcare insurance platform	100% owned by KRHL
	●	Operation has not been commenced
KR Digital Pte. Ltd. (“KR Digital”) (2)	● ● ●	A Singapore company Incorporated on December 29, 2021 Development of software and applications	100% owned by KRHL
	●	Operation has not been commenced
Zukihealth Sdn. Bhd. (“Zukihealth”) (2)	● ● ●	A Malaysian company Incorporated on February 15, 2018 Distribution of health care supplement products	100% owned by KR Digital
	●	Operation has not been commenced

(1)	On March 1, 2022, SEMA, the Company’s wholly owned subsidiary, sold 100% of the equity interest in TGC to an unrelated individual third party for a total consideration of SG$ 1.0 (see Note 5).

(2)	On April 19, 2022, the Company acquired 100% equity interest of KR Digital Pte Ltd, (“KR Digital”), a Singapore Company, from Mr. Kelvin Chen, the Company’s Chief Executive Office (“CEO”) and shareholder for total consideration of SG$1. Prior to the acquisition of KR Digital, on April 15, 2022, KR Digital acquired 100% equity interest of Zukihealth Sdn Bhd, (“Zukihealth”), a Malaysia corporation, from Mr. Kelvin Chen, the Company’s CEO and shareholder for total consideration of SG$1. Both KR Digital and Zukihealth have no operations prior to the acquisition in April 2022. KR Digital, through Zukihealth, is expected to carry out the distribution of health care products business.

Note 2 – Going concern

In assessing the Company’s going concern, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of short-term borrowings from bank, private lender, third parties and related parties and cash generated from operations have been utilized to finance the working capital requirements of the Company. As of March 31, 2023, the Company’s working capital deficit was approximately $6.5 million, and the Company had cash of approximately $0.8 million. The Company has experienced recurring losses from operations and negative cash flows from operating activities since 2020. In addition, the Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

If the Company is unable to generate sufficient funds to finance the working capital requirements of the Company within the normal operating cycle of a twelve-month period from the date of these unaudited condensed consolidated financial statements are issued, the Company may have to consider supplementing its available sources of funds through the following sources:

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 reflect all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full year of 2023. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 28, 2023.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include lease classification and liabilities, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts, estimates of impairment of long-lived assets, valuation of deferred tax assets, other provisions and contingencies, estimated fair value of earn-out shares, prepaid forward purchase liability and private warrants. Actual results could differ from these estimates.

Non-controlling interests

For the Company’s non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations and comprehensive income (loss). Cash flows related to transactions with non-controlling interests are presented under financing activities in the unaudited condensed consolidated statements of cash flows.

Segment reporting

The Company’s chief operating decision-maker is identified as the chief executive officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within two operating and reportable segments as set forth in Note 15.

Cash and restricted cash

Cash represent cash on hand and demand deposits placed with banks or other financial institutions which are unrestricted as to withdrawal or use and have original maturities less than three months. Restricted cash represents cash held in bank account from 8i which was restricted due to the incomplete procedures of changing signers as of December 31, 2022. As of March 31, 2023, such restriction has been lifted and the remaining cash held in bank account has transfer to the Company’s operating bank account.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 to 90 days, depending on the credit term with customers. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from January 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2023 and December 31, 2022, the Company provided allowance for doubtful accounts of $234,827 and $197,438, respectively. For the three months ended March 31, 2023 and 2022, the Company did not write off any account receivable.

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily include prepaid expenses paid to services providers, and other deposits. Management regularly evaluates past events and current conditions and changes in payment and realization trends and records allowances when management believes collection or realization of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2023 and December 31, 2022, no allowance for credit losses related to prepaid expenses was recorded.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended March 31, 2023 and 2022, there was no impairment of property and equipment recognized.

Impairment for long-lived assets

In accordance with ASC 360-10, Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment of long-lived assets.

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

Forward Purchase Receivables and Prepaid Forward Purchase Liabilities

The Company recorded forward purchase receivables amounted to $21,892,527 as of March 31, 2023 and December 31, 2022 to account for the prepayment amount of the forward purchase agreement, as discussed in Note 7. The prepayment amount will be held in a deposit account until the valuation date (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At the Maturity Date, the Sellers are entitled to received $2.50 per Recycled Shares (“Maturity Consideration”) in cash or in shares. As of March 31, 2023, no shares were sold after Closing.

In connection with the forward purchase agreement, the Company recognized prepaid forward purchase liabilities in accordance with ASC 480-10-25-8 as the Company has the obligation to pay cash to settle the maturity consideration. As of March 31, 2023 and December 31, 2022, prepaid forward purchase liabilities were amounted to $20,853,545 and $20,321,053, respectively. Refer to Note 7 for further detail.

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

The Company has elected to apply the practical expedient to expense costs as incurred for incremental costs to obtain a contract when the amortization period would have been one year or less. As of March 31, 2023 and December 31, 2022, the Company did not have any contract assets.

The Company recognized advance payments from its customer prior to revenue recognition as contract liability until the revenue recognition performance obligation are met. As of March 31, 2023 and December 31, 2022, the Company did not have any contract liability.

Disaggregated information of revenues by products/services are as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Medical services – specialty cares	$791,711	$1,496,211
Medical services – general practices	-	60,888
Medical services – general practices (related parties)	-	135
Medical services – subtotal	791,711	1,557,234
Product sales	-	7,238
Property management services – common area management	668,827	817,698
Property management services – security	238,196	284,693
Property management services	907,023	1,102,391
Total revenues	$1,698,734	$2,666,863

Cost of revenues

(1) Medical Services

Cost of revenues mainly consists of medical supplies purchased and medical service was provided by Cadence Health Pte. Ltd., a related party, prior to March 2022. Medical supplies purchased and medical service provided by the third party service providers were insignificant prior to March 2022. Beginning in April 2022, cost of revenues mainly consists of medical supplies purchased and medical service provided by third party service providers.

(2) Product Sales

Cost of revenues mainly consists of medical product or equipment purchased for resale.

(3) Property Management Services

Cost of revenues mainly consists of labor expenses incurred attributable to property management service.

Disaggregated information of cost of revenues by products/services are as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Medical services – specialty cares	$607,386	$43,432
Medical services – specialty cares (related party)	-	493,843
Medical services – general practices	-	15,360
Medical services – subtotal	607,386	552,635
Product sales	-	9,255
Property management services – common area management	496,724	601,457
Property management services – security	191,026	232,270
Property management services	687,750	833,727
Total cost of revenues	$1,295,136	$1,395,617

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $137,791 and $136,159 for the three months ended March 31, 2023 and 2022, respectively.

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

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the tax returns of the Company’s Singapore entities for the calendar year from 2019 through 2022 remain open for statutory examination by Singapore tax authorities.

The Company recognize interest and penalties related to unrecognized tax benefits, if any, on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the unaudited condensed consolidated balance sheet.

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

The Company calculates basic and diluted (loss)/earnings per share as follows:

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Numerator
Net (loss) income	$(2,413,238)	$224,994
Less: Net income attributable to noncontrolling interest	1,407	2,409
Net (loss)/income attributable to common shareholders, basic	$(2,414,465)	$222,585
Denominator
Weighted average number of shares outstanding, basic and diluted	20,191,770	9,253,333
(Loss)/Earnings per share, basic and diluted	$(0.12)	$0.02

As of March 31, 2023, the Company had dilutive securities from the outstanding convertible notes and warrants are convertible into 1,411,725 and 4,458,625 of the Company’s ordinary shares, respectively, were not included in the computation of dilutive loss per share because the inclusion of such convertible notes and warrants would be anti-dilutive.

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

The fair value for certain assets and liabilities such as cash and restricted cash, accounts receivable, net, other receivables, prepaid expenses and other current assets, short-term loans, promissory note, convertible notes, accounts payable, other payables and accrued liabilities, and tax payables have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its long-term loan to third party approximates the fair value based on current yields for debt instruments with similar terms.

The following table sets forth by level within the fair value hierarchy our financial liability that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Carrying Value at	Fair Value Measurement at March 31, 2023
	March 31, 2023	Level 1	Level 2	Level 3
	(Unaudited)
Prepaid forward purchase liabilities	$20,853,545	$-	$-	$20,853,545

	Carrying Value at	Fair Value Measurement at December 31, 2022
	December 31, 2022	Level 1	Level 2	Level 3

Prepaid forward purchase liabilities	$20,321,053	$-	$-	$20,321,053

The following is a reconciliation of the beginning and ending balance of the financial liability measured at fair value on a recurring basis for the three months ended March 31, 2023 and for the year ended December 31, 2022:

Prepaid forward purchase liabilities
Beginning balance as of November 17, 2022	$7,409,550
Change in fair value of prepaid forward purchase liabilities	12,911,503
Balance as of December 31, 2022	$20,321,053
Change in fair value of prepaid forward purchase liabilities	532,492
Balance as of March 31, 2023 (unaudited)	$20,853,545

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three months ended March 31, 2023 and 2022, the Company did not recognize impairment loss on its finance and operating lease ROU assets.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recently adopted accounting pronouncements

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. In March 2022, the FASB issued ASU No. 2022-02, which is to (1) eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and (2) disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as an emerging growth company. The Company has adopted this standard on January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows.

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

The following table reconcile the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the changes in shareholders’ deficit:

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

Note 6 – Accounts receivable, net

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Accounts receivable*	$1,820,205	$2,048,941
Allowance for credit losses	(234,827)	(197,438)
Total accounts receivable, net	$1,585,378	$1,851,503

*	As of March 31, 2022 and December 31, 2021, accounts receivable of up to approximately $0.6 million (SGD 0.8 million) were pledged to the short term loan from United Overseas Bank Limited (See Note 8).

Movements of allowance for credit losses from account receivables are as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Beginning balance	$197,438	$80,799
Addition	35,719	116,156
Exchange rate effect	1,670	483
Ending balance	$234,827	$197,438

Note 7 – Forward Purchase Agreements

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

As of the closing of the Business Combination on November 17, 2022, the fair value of the prepaid forward purchase liability was determined to be $7,409,550. For the three months ended March 31, 2023, the change of fair value of the prepaid forward purchase liability was amounted to a loss of $532,492. As of March 31, 2023 and December 31, 2022, the prepaid forward purchase liabilities amounted to $20,853,545 and $20,321,053, respectively.

Note 8 – Credit facilities

Short-term loans – bank and private lender

Outstanding balances on short-term bank loans consist of the following:

Bank/Private lender Name	Maturities	Annual Interest Rate	Collateral/ Guarantee	As of March 31, 2023	As of December 31, 2022
				(Unaudited)
*United Overseas Bank Limited	90 days from disbursement	0.25% plus prime rate of 5.25%	Collateral: Accounts receivable	$187,086	$185,592
FS Capital Pte Ltd	Due monthly from February 2023 to July 2024	9.6%	Guaranteed by Kelvin Chen Weiwen, the Company’s CEO and shareholder	133,680	-
Funding Societies Pte. Ltd	Due monthly from April 2022 to March 2023	30.0%	Guaranteed by Kelvin Chen Weiwen, the Company’s CEO and shareholder	-	18,648
Total				$320,766	$204,240

*	On August 21, 2019, KRHSG entered into a revolving line of credit agreement with United Overseas Limited pursuant to which KRHSG may borrow up to approximately $593,208 (SGD 800,000) for operation purposes. The loan was guaranteed by Jamie Fan Wei Zhi, an immediate family member of a shareholder of the Company and secured by KRHSG’s account receivable (see Note 6). The loan bears an average annual interest rate of 5.50% and its due within 90 days from the loan disbursement. The Company released Jamie Fan Wei Zhi as the guarantor of this loan on October 31, 2022.

Short term loans – related parties

					As of	As of
Lender Name	Relationship	Maturities	Interest Rate	Collateral/ Guarantee	March 31, 2023	December 31, 2022
					(Unaudited)
James Tan*	Major shareholder of the Company	June 30, 2023*	8%	None	$145,450	$-
Alfred Lim	Director of the Company	March 31, 2023 (Extended to December 31, 2023)	8%	None	128,750	-
Total					$274,200	$-

*	On May 16, 2023, the Company issued restricted ordinary shares to James Tan in full satisfaction of all obligations of the Company under this loan. See Note 16.

Promissory note

Outstanding balances on promissory note consist of the following:

Lender Name	Maturities	Annual Interest Rate	Collateral/ Guarantee	As of March 31, 2023	As of December 31, 2022
				(Unaudited)
Kaufaman & Canoles, P. C. (“KC”)	February 15, 2023*	0.0 – 15.0%	None	$170,000	$170,000

*	This promissory note has a default interest of 15% per annum beginning on February 15, 2023 until paid in full. In June 2023, the Company and KC has entered into a settlement agreement (“the Agreement”) to settle the promissory note. Pursuant to the Agreement, the Company shall pay KC (1) $100,000 within two days of the dates that the Company’s US counsel, Loeb & Loeb, confirm that it has received from KC all information and documents necessary for them to prepare an amended S-1 registration statement covering the resale of securities, (2) $60,000 within two business days after the date the first amendment to the registration statement is filed with the SEC, and (3) upon receipt of the payment in (1) and (2), KC agrees to waive the balance of the outstanding amount and additional amount, including any accrued interest.

Convertible notes – third parties

Outstanding balances on convertible notes consist of the following:

Lender Name	Maturities	Annual Interest Rate	Collateral/ Guarantee	As of March 31, 2023	December 31, 2022
				(Unaudited)
Maxim Group LLC (“Maxim”)	November 17, 2023	0.0%	Automatically be converted into the Company’s ordinary shares at $5.00 per share if the balance is not being repaid by the maturity date	$2,113,125	$2,113,125
Menora Capital Pte Ltd (“Menora”)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	87,500	87,500
Loeb & Loeb LLP (“Loeb”)	November 17, 2023	0.0%	(1) 60,000 of the Company ordinary share has been issued to Loeb, which is subject to be returned and cancellation if the Company repaid the full or part of the convertible note, and (2) Loeb has the right to sell the ordinary shares in public market and the earning from the sales should be offset the remaining balance of the convertible note	300,000	300,000
Shine Link Limited (“Shine Link”)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	119,000	119,000
Total				$2,619,625	$2,619,625

Convertible notes – related parties

Lender Name	Maturities	Annual Interest Rate	Collateral/ Guarantee	As of March 31, 2023	December 31, 2022
				(Unaudited)
8i Holdings 2 Ptd Ltd (“8i Holding”) (1)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	$82,600	$82,600
Meng Dong (James) Tan (2)	November 17, 2023	0.0%	Right to convert into the Company’s ordinary shares equal to the unpaid Principal Amount as of the Maturity Date divided by the five day VWAP Price of the Company’s ordinary shares immediately preceding the maturity date if the balance is not being repaid by the maturity date	700,000	700,000
Total				$782,600	$782,600

1)	Mr. Meng Dong (James) Tan, the Company’s related party who had more than 10% ownership of the Company, is the sole shareholder and director of 8i Holdings 2 Pte. Ltd. Mr. Tan has sole voting and dispositive power over the shares.

2)	Mr. Meng Dong (James) Tan, the Company’s related party has more than 10% ownership of the Company.

The Company determined that the embedded conversion feature from the convertible notes, related parties and third parties qualifies for the scope exception due to the embedded conversion feature indexed to the Company’s stock in accordance with ASC 815-40-15 and meet the equity requirement in accordance with ASC815-40-25.

Note 9 – Other payables and accrued liabilities

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Accrued expenses (i)	$1,650,170	$671,743
Accrued payroll	583,385	730,037
Accrued interests (ii)	158,695	157,032
Others	79,165	34,003
Total other payables and accrued liabilities	$2,471,415	$1,592,815

(i)	Accrued expenses

The balance of accrued expenses represented amount due to third parties service providers which include marketing consulting service, IT related professional service, legal, audit and accounting fees, and other miscellaneous office related expenses.

(ii)	Accrued interests

The balance of accrued interests represented the balance of interest payable from short-term loan – bank, private lender, and third parties (See Note 8).

Note 10 – Related party balances and transactions

Related party balances

Other receivables – related parties

Name of Related Party	Relationship	Nature	As of March 31, 2023	As of December 31, 2022
			(Unaudited)
KR Hill Capital Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Related party advance, due on demand	$241	$239
Kent Ridge Medical Ptd Ltd	Shareholders of this entity also are the shareholders of the Company	Related party advance, due on demand	249	247
Janic Limited	Shareholder of the Company	Related party advance, due on demand	730	724
Cadence Health Pte Ltd*	Shareholders of this entity also are the shareholders of the Company		276,742	266,653
Total			$277,962	$267,863

*	As of date of the issuance of these unaudited condensed consolidated financial statements, this receivable has been repaid by the related party.

Convertible notes – related parties

See Note 8 – Credit facilities, convertible notes – related parties.

Other payables – related parties

Name of Related Party	Relationship	Nature	As of March 31, 2023	As of December 31, 2022
			(Unaudited)
Chee Yin Meh	Shareholder of Scotgold Holding Ltd which is the shareholder of the Company	Operating expense paid on behalf of the Company	$123,728	$122,739
Kelvin Chen	CEO and shareholder of the Company	Operating expense paid on behalf of the Company	748,260	589,681
Kent Ridge Health Pte Ltd (1)	Shareholders of this entity also are the shareholders of the Company	Operating expense paid on behalf of the Company	696,340	696,508
Kent Ridge Pacific Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Operating expense paid on behalf of the Company	15,065	20,303
Watermark Developments Ltd	Shareholder of the Company	Operating expense paid on behalf of the Company	56,396	55,945
Mount Locke Limited	Shareholder of the Company	Operating expense paid on behalf of the Company	3,747	3,753
UG Digital Sdn Bhd	UGD, subsidiary of the Company owned 40% of this company	Operating expense paid on behalf of the Company	24,223	33,016
Total			$1,667,759	$1,521,945

(1)	On December 16, 2022, the Company has signed a loan agreement (“Agreement”) with Kent Ridge Health Pte Ltd (“KRHPL”), a related party. Pursuant to the Agreement, KRHPL agreed to fully remit the loan payment to Koh Wee Sing on behalf of the Company. As a result, such short-term loan- third party was transfer to other payable, related parties under KRHPL’s balance as of March 31, 2023.

Short term loans – related parties

See Note 8 – Credit facilities, short term loans – related parties.

Related party transactions

Revenue from related parties

Name of Related Party	Relationship	Nature	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
			(Unaudited)	(Unaudited)
Cadence Health Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Sales of swab test, and other medical related product	-	135

Purchase from related parties

Name of Related Party	Relationship	Nature	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
			(Unaudited)	(Unaudited)
Cadence Health Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Medical service fee provided for the third party medical service revenue	$-	$493,843

Rental expenses

Name of Related Party	Relationship	Nature	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31,2022
			(Unaudited)	(Unaudited)
Kent Ridge Pacific Pte Ltd	Shareholders of this entity also are the shareholders of the Company	Office rental	$26,579	$41,537

Note 11 – Shareholders’ equity

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

As of March 31, 2023, the Company had 8,625,000 Public Warrants outstanding and 292,250 Private Warrants outstanding. Each whole Public Warrant and Private Warrant entitles the registered holder to purchase one-half share of the Company’s ordinary share at a price of $11.50 per share, subject to the following conditions discussed below.

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

The summary of warrants activity is as follows:

	Warrants Outstanding	Ordinary Shares Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2021	-	-	$11.50	4.88
Granted	8,917,250	4,458,625	-	-
December 31, 2022	8,917,250	4,458,625	$11.50	4.88
Granted	-	-	-	-
March 31, 2023 (unaudited)	8,917,250	4,458,625	$11.50	4.63

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

As a result, the Company determined the fair value of the Earnout Shares for Triggering Event 1 and 2 is amounted to $1,926,610 and $3,273,019, respectively, and recorded the same amount in consolidated statements of change in shareholders’ deficit and consolidated statements of operations and comprehensive income (loss) as earnout share payment for the year ended December 31,2022.

In addition, Company determined that the probabilities of achieving the revenue and net income thresholds are nil for Triggering Event 3 and 4 and estimated the fair value of the Earnout Shares of nil.

Note 12 – Income taxes

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

Singapore

The Company’s subsidiaries incorporated in Singapore and is subject to Singapore Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Singapore tax laws. The applicable tax rate is 17% in Singapore, with 75% of the first $7,503 (SGD 10,000) taxable income and 50% of the next $142,549 (SGD 190,000) taxable income are exempted from income tax.

The United States and foreign components of loss before income taxes were comprised of the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Singapore	$(612,426)	$231,151
Foreign	(1,799,827)	(334)
Total (loss) income before income taxes	$(2,412,253)	$230,817

The provision for income taxes consisted of the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Current	$985	$10,845
Deferred	-	(5,022)
Provision for income taxes	$985	$5,823

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of:

	March 31, 2023	December 31, 2022
	(Unaudited)
Deferred Tax Assets/Liabilities
Net operating loss carryforwards	$854,539	$749,309
Allowance for doubtful account*	39,921	33,564
Net lease liability	1,724	823
Less: valuation allowance	(896,184)	(783,696)
Deferred tax assets, net	$-	$-

*	The valuation allowance on all deferred tax assets increased by $112,488 as of March 31, 2023 from December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company had net operating losses carry forward (including temporary taxable difference of bad debt expense) of approximately $5.2 million and $4.4 million, respectively, from the Company’s Singapore subsidiaries. The net operating losses from the Singapore subsidiaries can be carried forward indefinitely. Due to the limited operating history of certain Singapore subsidiaries, the Company is uncertain when these net operating losses can be utilized. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses (including temporary taxable difference of bad debt expense) of approximately $0.9 million and $0.7 million related to Singapore subsidiaries as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company had net operating losses carry forward of approximately $18,000 and $18,000, respectively, from the Company’s Vietnam subsidiary. The net operating losses from the Vietnam subsidiary can be carried forward for five years and expiring from the year 2025 to 2027. Due to the Vietnam subsidiary have been operating at losses and the Company believes it is more likely than not that its Vietnam operations will be unable to fully utilize its deferred tax assets related to the net operating losses in the foreseeable future. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4,000 and $4,000 related to its Vietnam subsidiary as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company had net operating losses carry forward of approximately $15,000 and $15,000 from the Company’s Malaysia subsidiary. The net operating losses from the Malaysia subsidiary can be carried forward for seven years. Due to the Malaysia subsidiary have been operating at losses and the Company believes it is more likely than not that its Malaysia operations will be unable to fully utilize its deferred tax assets related to the net operating losses in the foreseeable future. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4,000 and $4,000 related to its Malaysia subsidiary as of March 31, 2023 and December 31, 2022, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended March 31, 2023 and 2022.

Taxes payable consist of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
GST taxes payable	$162,725	$125,695
Income taxes payable	56,888	60,455
Totals	$219,613	$186,150

Note 13 – Concentrations risks

(a) Major customers

For the three months ended March 31, 2023 and 2022, no customer accounted for 10% or more of the Company’s total revenues.

As of March 31, 2023 and December 31, 2022, no customer accounted for 10% or more of the total balance of accounts receivable.

(b) Major vendors

For the three months ended March 31, 2023, no vendor accounted for 10% or more of the Company’s total purchases. For the three months ended March 31, 2022, one vendor which is the Company’s related party accounted for approximately 35.4% of the Company’s total purchases.

As of March 31, 2023, two vendors accounted for 27.5% and 18.7% of the Company’s total balance of accounts payable, respectively. As of December 31, 2022, two vendors accounted for 27.9% and 12.1% of the Company’s total balance of accounts payable, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Singapore Deposit Insurance Corporation Limited (SDIC) insures deposits in a Deposit Insurance (DI) Scheme member bank or finance company up to approximately $57,000 (SGD 75,000) per account. As of March 31, 2023 and December 31, 2022, the Company had cash balance of $181,395 and $138,710 was maintained at DI Scheme banks in Singapore, of $19,086 and nil was subject to credit risk, respectively. The Federal Deposit Insurance Corporation (FDIC) standard insurance amount is up to $250,000 per depositor per insured bank. As of March 31, 2023 and December 31, 2022, the Company had cash and restricted cash balance of $641,436 and $641,461 was maintained at banks in the United States, of $391,436 and $391,461 was subject to credit risk, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company is also exposed to risk from accounts receivable and other receivables. These assets are subject to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

(d) Interest rate risk

The Company is exposed to interest rate risk while the Company has short-term bank, private lender, and third-party loans outstanding. Although interest rates for short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.

Note 14 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

On March 30, 2022, the State Courts of the Republic of Singapore had reached a verdict that the Company’s subsidiaries, KRHSG and Melana (Defendants) is liable to compensate Jamie Fan Wei Zhi (Plaintiff), the Company’s related party for failing to procure the release of the Plaintiff from the guarantees to secure a credit line from United Overseas Bank before December 31, 2020. The Defendants agree to compensate the Plaintiff the sum of $3,704 (SGD 5,000) per month as guarantor fee starting from January 1, 2021 until the Defendants procured the release of the Plaintiff as the guarantor of the loan. The Defendants released Jamie Fan Wei Zhi as the guarantor of the loan on October 31, 2022. As of December 31, 2022, the Company has paid Jamie Fan Wei Zhi $74,966 (SGD 100,000), and no more balance outstanding.

As of March 31, 2023, the Company is not currently a party to any material legal proceedings, investigation or claims. However, the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business. While the Company is not presently subject to any material legal proceedings, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Note 15 – Segment information

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

The following tables present the summary of each segment’s revenue, loss from operations, income (loss) before income taxes and net income (loss) which is considered as a segment operating performance measure, for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023
		Property
	Medical	Management
	Services	Services	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$791,711	$907,023	$1,698,734
Loss from operations	$(696,185)	$(13,305)	$(709,490)
Income (loss) before income taxes	$(697,161)	$84,735	$(612,426)
Net income (loss)	$(698,146)	$84,735	$(613,411)

Reconciliation of the Company’s segment net loss before income taxes to the unaudited condensed consolidated statement of operation and comprehensive income (loss)’s net loss before income taxes for the three months ended March 31, 2023 is as follows:

Segment loss before income tax	$(612,426)
Change in fair value of prepaid forward purchase liabilities	(532,492)
Other corporate expenses	(1,267,335)
Consolidated net loss before income taxes	$(2,412,253)

	For the Three Months Ended March 31, 2022
		Property
	Medical	Management
	Services	Services	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,564,472	$1,102,391	$2,666,863
Loss from operations	$62,081	$13,231	$75,312
Income (loss) before income taxes	$68,697	$162,120	$230,817
Net income (loss)	$79,978	$145,016	$224,994

The accounting principles for the Company’s revenue by segment are set out in Note 3.

As of March 31, 2023, the Company’s total assets were composed of $1,859,127 for medical services, $527,980 for property management services and $23,091,671 for corporate.

As of December 31, 2022, the Company’s total assets were composed of $2,176,405 for medical services, $335,068 for property management services and $23,117,567 for corporate.

As substantially all of the Company’s long-lived assets are located in Singapore and all of the Company’s revenue is derived from Singapore, no geographical information is presented.

Note 16 – Subsequent events

The Company evaluated all events and transactions that occurred after March 31, 2023 up through the date the Company issued these unaudited condensed consolidated financial statements. Other than the event disclosed below, there was no other subsequent event occurred that would require recognition or disclosure in the Company’s unaudited condensed consolidated financial statements.

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

On May 15, 2023, James Tan entered into a third loan agreement with the Company pursuant to which James Tan agreed to loan the Company an additional $22,500 (the “Tan Third Loan”), provided that the Company issued a new promissory note to James Tan in the principal amount of $700,000 (the “Tan 2023 Note”) to replace the James Tan’s convertible note balance as of December 31, 2022 (see note 8) (the “Tan 2022 Note”). The Tan Third Loan would bear interest at 8% per annum, and would be repaid upon the earlier of June 30, 2023 or within seven days of the Company receiving the proceeds from the sales of securities in the Private Placement.

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

On May 16, 2023, the Company signed settlement agreements (“Settlement Agreements 2”) with two third parties, Shine Link, and Menora, and a related party, 8i Holding, pursuant to which the Company agreed to issue to Shine Link, Menora, and 8i Holding 87,500, 119,000, and 82,600 restricted ordinary shares of the Company, respectively, in full satisfaction of all obligations of the Company under the convertible notes balance set forth in Note 8 from Shine Link, Menora, and 8i Holding. These conversions are likely resulted in modification of the convertible notes as the five-day VWAP Price of the Company’s ordinary shares immediately preceding the conversion date is higher than $1.00 and reduced the carrying amount of the convertible debt instrument with a corresponding increase in additional paid-in capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the SEC. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Key Factors that Affect Operating Results

Strong Presence and wide Network of Partners to Complement our “Always-On” Approach

We provide 24/7 concierge-level care coordination services for our high-risk members. As a digital health company, we strongly believe in advocating the presence of healthcare at any time and any place needed by our customers. Our coordination specialists are trained to cover all emergency, primary and specialty services and provide the highest level of personalized medical concierge level services at the push of a button. Furthermore, we strengthen this capability through our geographical presence and wide network of relationships with medical partners. We have a sizeable number of medical partners across the healthcare spectrum, ranging from ambulatory service providers and General Practitioner (GP) clinics to hospitals and specialist consultants. The widest range urgent care options are usually based around pricing, proximity, choice of treatment and medications. Therefore, our relationship with medical partners gives a great competitive edge as we are able to provide top notch round-the-clock healthcare services based on the requirements expected from our clients.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,
	2023 (Unaudited)	2022 (Unaudited)	Change	Percentage Change
Revenues	$1,698,734	$2,666,863	$(968,129)	(36.3)%
Cost of revenues	1,295,136	1,395,617	(100,481)	(7.2)%
Gross profit	403,598	1,271,246	(867,648)	(68.3)%
Selling expenses	404,771	368,092	(36,679)	10.0%
General and administrative expenses	1,975,607	824,896	1,150,711	139.5%
Research and development expenses	-	2,946	(2,946)	(100.0)%
(Loss) income from operations	(1,976,780)	75,312	(2,052,092)	(2,724.8)%
Other (loss) income, net	(435,473)	155,505	(590,978)	(380.0)%
Provision for income taxes	985	5,823	(4,838)	(83.1)%
Net (loss) income	(2,413,238)	224,994	(2,638,232)	(1,172.6)%
Less: Net income attributable to noncontrolling interest	1,407	2,409	(1,002)	(41.6)%
Net (loss) income attribute to EUDA	$(2,414,645)	$222,585	$(2,637,230)	(1,184.8)%

Revenues

Our revenues are derived from medical services, product sales, and property management services. Total revenues decreased by approximately $1.0 million, or 36.3%, to approximately $1.7 million for the three months ended March 31, 2023 as compared to approximately $2.7 million for the three months ended March 31, 2022. The decrease of the total revenue was mainly attributable to the decrease of our medical service and our property management services by approximately $0.8 million and $0.2 million, respectively.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	Change	Change (%)
	(Unaudited)	(Unaudited)
Revenues
Medical services – specialty care	$791,711	$1,496,211	$(704,500)	(47.1)%
Medical services – general practice	-	60,888	(60,888)	(100.0)%
Medical services – general practice (related parties)	-	135	(135)	(100.0)%
Medical services – subtotal	791,711	1,557,234	(765,523)	(49.2)%
Product sales	-	7,238	(7,238)	(100.0)%
Property management services	907,023	1,102,391	(195,368)	(17.7)%
Total revenues	$1,698,734	$2,666,863	$(968,129)	(36.3)%

Medical services

Revenues from medical services decreased by approximately $0.8 million, or 49.2%, to approximately $0.8 million for the three months ended March 31, 2023 from approximately $1.6 million for the three months ended March 31, 2022. The decrease was mainly due to decrease in average usage of our specialty care services per corporate client from approximately $3,700 for the three months ended March 31, 2022 to approximately $2,140 for the three months ended March 31, 2023 as less employees/patients was reported injured and seek for our medical service from our corporate clients. Approximately 993 and 1,300 employees/patients from our corporate clients had utilized our healthcare services during the three months ended March 31, 2023 and 2022, respectively. As a result, our corporate clients had utilized less of our specialty healthcare services.

In addition, decrease in revenue from medical services also attributable to decrease in number of our corporate clients from approximately 400 for the three months ended March 31, 2022 to approximately 370 for the three months ended March 31, 2023 due to increase market competition.

Product sales

We did not generate revenues from product sales for the three months ended March 31, 2023 while we have insignificant revenue generated for the three months ended March 31, 2022.

Property management services

Revenues from property management services decreased by approximately $0.2 million, or 17.7%, to approximately $0.9 million for the three months ended March 31, 2023 from approximately $1.1 million for the three months ended March 31, 2022. Property management services revenue decreased mainly due to the decrease of property management units that we managed with and without our security guard services. The number of properties managed without security guard service decreased from 39 units for the three months ended March 31, 2022 to 34 units for the three months ended March 31, 2023. The number of properties managed with security guard services decreased from 13 units for the three months ended March 31, 2022 to 11 units for the three months ended March 31, 2023. Currently, we do not have any property management services provided to any medical clinics.

Our percentage of property management services revenue from each property type are summarized as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Residential Apartments	67%	59%
Commercial Units	33%	41%

Historically, we provided more property management services in the residential apartments than in the commercial units during the three months ended March 31, 2023 and 2022.

Cost of Revenues

Total cost of revenues decreased by approximately $0.1 million or 7.2%, to approximately $1.3 million for the three months ended March 31, 2023 as compared to approximately $1.4 million for the three months ended March 31, 2022. The decrease in cost of revenues was mainly due to the decrease of cost of revenue from property management service while offset by the increase of cost of revenue from medical services.

Our cost of revenues from our revenue categories are summarized as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022	Change	Change (%)
	(Unaudited)	(Unaudited)
Cost of revenues
Medical services – specialty care	$607,386	$43,432	$563,954	1,298.5%
Medical services – specialty care (related party)	-	493,843	(493,843)	(100.0)%
Medical services – general practice	-	15,360	(15,359)	(100.0)%
Medical services– subtotal	607,386	552,635	54,752	9.9%
Product sales	-	9,255	(9,255)	(100.0)%
Property management services	687,750	833,727	(145,977)	(17.5)%
Total cost of revenues	$1,295,136	$1,395,617	$(100,480)	(7.2)%

Our cost of revenues from medical services increased by approximately $55,000 or 9.9% to approximately $607,000 the three months ended March 31, 2023 from approximately $553,000 the three months ended March 31, 2022. The increase in cost of revenues from our medical services was due to price increase from our third-party clinic service providers despite decrease in our revenues from medical services. The increase in cost of revenues from medical services – specialty care of approximately $0.6 million or 1,298.5% was mainly because beginning in April 2022, we directly utilized the third-party clinic service providers and no longer utilized our related party vendor, Cadence Health Pte. Ltd. (“Cadence”). Same reason was applied to the decrease in cost of revenues from medical services – specialty care (related party) of approximately $0.5 million or 100.0%. Historically, EUDA’s specialty care medical services provided by the third-party clinic service providers were insignificant until March 2022 and majority of the cost of revenue from EUDA’s specialty care medical services for the three months ended March 31, 2022 were provided by our related party vendor, Cadence. Our general practice medical services were insignificant to our operations for the three months ended March 31, 2023 and 2022.

Our cost of revenues from property management services decreased by approximately $0.1 million, or 17.5%, to approximately $0.7 million for the three months ended March 31, 2023 from approximately $0.8 million for the three months ended March 31, 2022. The decrease in cost of revenues from property management services is in line with our decrease of revenues from property management services which was mainly due to the decreased number of property management units that we managed, and the decreased number of property management employees.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	Change	Change (%)
	(Unaudited)	(Unaudited)
Medical services
Gross profit	$184,325	$1,004,599	$(820,274)	(81.7)%
Gross profit percentage	23.3%	64.5%	(41.2)%

Product sales
Gross loss	$-	$(2,017)	$2,017	(100.0)%
Gross loss percentage	-%	(27.9)%	27.9%

Property management services
Gross profit	$219,273	$268,664	$(49,391)	(18.4)%
Gross profit percentage	24.2%	24.4%	(0.2)%

Total
Gross profit	$403,598	$1,271,246	$(867,648)	(68.3)%
Gross profit percentage	23.8%	47.7%	(23.9)%

Our gross profit decreased by approximately $0.9 million, or 23.9%, to approximately $0.4 million for the three months ended March 31, 2023 from approximately $1.3 million for the three months ended March 31, 2022. The decrease in gross profit is primarily due to decrease of gross profit from medical service as a result of the decrease of revenue from medical service and increase of the related cost of revenue. The decrease in gross profit also due to the decrease of our revenues from our property management services.

For the three months ended March 31, 2023 and 2022, Our overall gross profit percentage was 23.8% and 47.7%, respectively. The decrease in gross profit percentage of 23.9% was primarily due to the decrease of our medical services gross profit percentage of 41.2%.

Gross profit percentage for medical services was 23.3% and 64.5% for the three months ended March 31, 2023 and 2022, respectively. The decrease of gross profit percentage of 41.2% was mainly due to price increase from our major third-party service providers. Beginning in April 2022, we directly utilized clinic service from the third-party providers instead of from our related party, Cadence.

Operating Expenses

Total operating expenses increased by approximately $1.2 million, or 99.0%, to approximately $2.4 million for the three months ended March 31, 2023 from approximately $1.2 million for the three months ended March 31, 2022. The increase was mainly attributable to the increase of general and administrative expenses of approximately $1.2 million.

An increase of approximately $1.2 million in general and administrative expenses was mainly attributable to an approximately $1.2 million increases in professional fees, including but not limited to, attorney, auditors and consulting expenses.

An increase of approximately $0.04 million in selling expenses was mainly attributable to the approximately $0.2 million increase in advertising, marketing and entertainment expenses as we increased spending in more advertisement posting, and corporate relationship to develop more potential corporate clients, offset by the approximately $0.2 million decrease in sales commission paid to our sales representative as a result of less revenue generated for the three months ended March 31, 2023.

Other(expenses) income, net

Our other income (expenses), net is summarized as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	Change	Change (%)
	(Unaudited)	(Unaudited)
Other (Expense) Income
Interest expense, net	$(11,377)	$(20,087)	$8,710	(43.4)%
Gain on disposal of a subsidiary	-	30,055	(30,055)	(100.0)%
Change in prepaid forward purchase liabilities	(532,492)	-	(532,492)	100.0%
Other income	108,396	145,537	(37,141)	(25.5)%
Total Other (Expense) Income, net	$(435,473)	$155,505	$(590,978)	(380.0)%

Total other expense, net was amounted to approximately $0.4 million for the three months ended March 31, 2023 while total other income, net was amounted to approximately $0.2 million for the three months ended March 31, 2022. The changes were mainly due to the following:

Change in fair value of prepaid forward purchase liabilities

We incurred a loss from change in fair value of prepaid forward purchase liabilities amounted approximately $0.5 million for the three months ended March 31, 2023 as we entered into two equity prepaid forward transactions in November 2022, which required for fair value accounting.

Interest expense, net

The interest expense, net decreased was due to less outstanding loans with similar interest rate and credit card facilities fee during the three months ended March 31, 2023 as compared to the same period in 2022.

Other income

The decrease of other income of approximately $37,000 was because we received less government grant from Singapore Job Scheme for the three months ended March 31, 2023.

Provision for income taxes

Our provision for income taxes decreased by approximately $5,000 for the three months ended March 31, 2023 as compared to the same period in 2022. Our provision for income taxes amounted to approximately $1,000 and $6,000 for the three months ended March 31, 2023 and 2022, respectively. The decrease in provision for income taxes is mainly due to decrease of net income before income tax.

Net (loss) income

We incurred a net loss was approximately $2.4 million for the three months ended March 31, 2023, while we had a net income of approximately $0.2 million for the three months ended March 31, 2022. Changes from net income for the three months ended March 31, 2022 to net loss for the same period in 2023 was predominately due to the reasons as discussed above.

Liquidity and Capital Resources

In assessing liquidity, we monitor and analyze cash on-hand and operating and capital expenditure commitments. Our liquidity needs are to meet working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of short-term borrowings from banks, private lenders, third parties and related parties and cash generated from operations have been utilized to finance working capital requirements. As of March 31, 2023, our negative working capital was approximately $6.5 million, and we had cash of approximately $0.8 million.

We have experienced recurring losses from operations and negative cash flows from operating activities since 2020 as the digital health industry is relatively immature and rapidly evolving, and it is uncertain whether it will achieve and maintain high levels of demand, consumer acceptance and market adoption. Our success will substantially depend on the willingness of our clients’ members or patients to adopt, and the frequency and extent of their utilization of, our services and solutions, as well as on our ability to demonstrate the value of digital health to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. If our clients, members or patients do not acknowledge the benefits of our services or platform, or if our services are not competitive, then the market may not develop at all, or we may develop slower than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of digital health could restrict market acceptance of our healthcare services. An occurrence of any of these events could have a material adverse effect on our business, financial condition, or results of operations.

A potential economic recession and uncertainty in financial markets have resulted in changes in market conditions and produced market volatility. The impact of inflation and rising interest rates may affect the financial performance of the customers we serve and influence customer demand. Despite these uncertainties, we continue to seek growth in terms of new and additional corporate clients. We currently rely mainly on organic growth driven by an increase in corporate clients. If we are unable to retain the active customers while attracting new customers, it could result in a loss of future revenue and will deteriorate our liquidity and operating cash flow. As a result, we have an ongoing need to raise additional cash from outside sources to fund our expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our unaudited condensed consolidated financial statements are issued. The management’s plan in addressing this uncertainty is through the following sources:

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, as such, the financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

The following summarizes the key components of cash flows for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(469,908)	$(252,196)
Net cash used in investing activities	-	(29,326)
Net cash provided by financing activities	525,328	331,439
Effect of exchange rate change on cash and restricted cash	(2,613)	(2,667)
Net change in cash and restricted cash	$52,807	$47,250

Operating activities

Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2023 and was primarily attributable to (i) approximately $2.4 million in net loss as discussed above, offset by (i) approximately $0.2 million decrease in account receivable as we collect our revenue in a more timely basis, (ii) approximately $0.2 million increase in accounts payable mainly due to the increase usage of medical services and related medical products from third party service providers, (iii) approximately $0.9 million increase in other payables and accrued liabilities mainly resulted from accrued professional fees, and (iv) approximately $0.5 million in change in fair value of prepaid forward purchase liabilities.

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2022 and was primarily attributable to (i) approximately $0.3 million increase in accounts receivable, and (ii) approximately $0.2 million decrease in accounts payable – related party, offset by (i) approximately $0.2 million in net income, and (ii) approximately $54,000 in non-cash items such as depreciation and amortization.

Investing activities

We did not incur any cashflow from investing activities for the three months ended March 31, 2023.

Net cash used in investing activities was approximately $29,000 for the three months ended March 31, 2022 and was attributable to approximately $26,000 loan to a third party, and approximately $3,000 in cash released upon disposal of a subsidiary.

Financing activities

Net cash provided by financing activities was approximately $0.5 million for the three months ended March 31, 2023 and was primarily attributable to (i) approximately $0.2 million borrowings from short-term loans – bank and private lender, and (ii) approximately $0.4 million borrowing from short-term loans related parties and other payables- related parties , offset by approximately $57,000 repayments to short-term loans – bank and private lender.

Net cash provided by financing activities was approximately $0.3 million for the three months ended March 31, 2022 and was primarily attributable to approximately $0.3 million borrowings from other payables – related parties, approximately $11,000 repayments from other receivable – related parties, and approximately $74,000 proceeds from short-term loans – bank and private lender, offset by approximately $21,000 repayments to short-term loans – bank and private lender, and approximately $2,000 payment of finance lease liabilities.

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

The following table summarizes our contractual obligations as of March 31, 2023:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Short-term loans -bank and private lender	$320,766	$320,766	$—	$—	$—
Short-term loans – related parties	274,200	274,200
Other payable – related parties	1,667,759	1,667,759	—	—	—
Promissory note	170,000	170,000	—	—	—
Operating lease obligations	180,662	108,942	71,720	—	—
Convertible notes – third parties	2,619,625	2,619,625	—	—	—
Convertible notes- related parties	782,600	782,600	—	—	—
Finance lease obligations	20,661	20,661	—	—	—
Total	$6,036,273	$5,964,553	$71,720	$—	$—

Capital Expenditures

For the three months ended March 31, 2023 and 2022, we did not purchase any equipment for use in medical services or equipment for operational use. Meanwhile, as of March 31, 2023, we do not have any other material commitments to capital.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we have no off-balance sheet arrangements including arrangements that would affect liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to use such extended transition period which means that when a standard is issued or revised and we have different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Critical Accounting Policies and Estimates

Financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of our significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. Our significant accounting policies are more fully described in Note 3 to the unaudited condensed consolidated financial statements, but we believe that the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

●	Accounts receivable, net
●	Prepaid forward purchase liabilities
●	Warrant
●	Income taxes
●	Revenue Recognition

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our unaudited condensed consolidated financial statements include estimates of allowances for doubtful accounts, valuation of prepaid forward purchase, valuation allowance of deferred tax assets, and other provisions and contingencies. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 to 90 days, depending on the credit term with our customers. The carrying value of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. An allowance for doubtful accounts is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from January 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. To estimate expected credit losses, we have identified the relevant risk characteristics of the receivables which include size and nature. Receivables with similar risk characteristics have been grouped into pools. For each pool, we consider the past collection experience, current economic conditions and future economic conditions (external data and macroeconomic factors). This is assessed at each quarter based on the specific facts and circumstances. Our management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Currently, our policy is to provide 100% allowance on balance over 2 years past due, 40% allowance on balance between 1 – 2 years past due, 10% allowance on balance between 10 – 12 months past due, 10% on balance between 7 – 9 months past due, and 10% on balance between 4 – 6 months past due. Our management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

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

As of the closing of the Business Combination on November 17, 2022, the fair value of the prepaid forward purchase liability was determined to be $7,409,550. For the three months ended March 31, 2023 and 2022, the change of fair value of the prepaid forward purchase liability was amounted to a loss of $532,492 and nil, respectively. As of March 31, 2023 and December 31, 2022, the prepaid forward purchase liabilities amounted to $20,853,545 and $20,321,053, respectively.

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

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Our assumptions on valuation allowance includes our subsidiaries historical operating result and likelihood of whether we expect we can realize such deferred tax assets in the near future.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.

Recent Accounting Pronouncements

See Note 3 of the notes to the unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Internal Control over Financial Reporting

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023, Based on this evaluation, our Chief Executive Officer and Chief financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting.

(i)	We did not have sufficient financial reporting and accounting personnel, especially those with understanding of U.S. GAAP knowledge;
(ii)	We are lacking of proper mechanism to identify and assess the experience and qualification of third-party specialists.

We have taken steps to remediate the material weakness described above and to enhance our overall control environment. However, we will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes (1) hiring of additional finance and accounting staff with qualifications and work experiences in U.S. GAAP and SEC reporting requirements to formalize and strengthen the key internal control over financial reporting; (2) allocating sufficient resources to prepare and review financial statements and related disclosures in accordance with U.S.GAAP and SEC reporting requirements, (3) hiring of qualified consultant to assess Sarbanes-Oxley Act compliance readiness, to assess where we can improve our overall internal control over financial reporting function, and to assist us in implementing improvements where necessary; and (4) setting up an effective internal mechanism to perform background check, identify and assess the qualification of the engaged third-party specialists; and (5) consulting with experienced valuation specialist on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no sales of our equity securities during fiscal quarter covered by the report that was not already reported on a Current Report on Form 8- K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Settlement Agreement with Mr. Meng Dong (James) Tan, dated May 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 26, 2023)
10.2	Settlement Agreement with 8i Holdings 2 Pte Ltd., dated May 16, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 26, 2023)
10.3	Settlement Agreement with Shine Link Limited, dated May 16, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 26, 2023)
10.4	Settlement Agreement with Menora Capital Pte Ltd, dated May 16, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 26, 2023)
10.5	Settlement Agreement with Kelvin Chen, dated May 16, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 26, 2023)
10.5.1	Supplemental Agreement with Kelvin Chen, dated June 6, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 9, 2023)
10.6	Amendment to Prepaid Forward Agreement dated June 8, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 9, 2023)
10.7	Amendment to Prepaid Forward Agreement dated June 8, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 9, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUDA Health Holdings Limited

By:	/s/ Wei Wen Kelvin Chen
Wei Wen Kelvin Chen
Chief Executive Officer

Date: July 31, 2023

